Form 10-Q
period 2024-06-30
Calumet, Inc. /DE
filed 2024-08-09
CIK 2013745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number: 001-42172

Calumet, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-5098520
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2780 Waterfront Parkway East Drive, Suite 200
Indianapolis, IN	46214
(Address of Principal Executive Offices)	(Zip Code)

(317) 328-5660

(Registrant’s Telephone Number, Including Area Code)

None

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CLMT	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

On August 9, 2024, the registrant had 85,893,687 shares of common stock outstanding.

CALUMET, INC.

QUARTERLY REPORT

For the Three and Six Months Ended June 30, 2024

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes certain “forward-looking statements.” These statements can be identified by the use of forward-looking terminology including “will,” “may,” “intend,” “believe,” “expect,” “outlook,” “anticipate,” “estimate,” “continue,” “plan,” “should,” “could,” “would,” or other similar words. The statements regarding (i) demand for finished products in markets we serve; (ii) estimated capital expenditures as a result of required audits or required operational changes or other environmental and regulatory liabilities; (iii) our anticipated levels of, use and effectiveness of derivatives to mitigate our exposure to crude oil price changes, natural gas price changes and fuel products price changes; (iv) estimated costs of complying with the U.S. Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard (“RFS”), including the prices paid for Renewable Identification Numbers (“RINs”) and the amount of RINs we may be required to purchase in any given compliance year, and the outcome of any litigation concerning our existing small refinery exemption (“SRE”) petitions; (v) our ability to meet our financial commitments, debt service obligations, debt instrument covenants, contingencies and anticipated capital expenditures; (vi) our access to capital to fund capital expenditures and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms; (vii) our access to inventory financing under our supply and offtake agreements; (viii) the effect, impact, potential duration or other implications of supply chain disruptions and global energy shortages on our business and operations; (ix) general economic and political conditions, including inflationary pressures, instability in financial institutions, the prospect of a shutdown of the U.S. federal government, general economic slowdown or a recession, political tensions, conflicts and war (such as the ongoing conflicts in Ukraine and the Middle East and their regional and global ramifications); (x) the future effectiveness of our enterprise resource planning system to further enhance operating efficiencies and provide more effective management of our business operations; (xi) our expectation regarding our business outlook with respect to the Montana Renewables business; and (xii) the expected benefits of the Conversion (as defined herein) to us and our stockholders, as well as other matters discussed in this Quarterly Report that are not purely historical data, are forward-looking statements. These forward-looking statements are based on our expectations and beliefs as of the date hereof concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our current expectations for future sales and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisition or disposition transactions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause our actual results to differ from those in the forward-looking statements include those described in Part I, Item 1A “Risk Factors — Risks Related to our Business” and “—Risks Related to Montana Renewables” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 Annual Report”). Certain public statements made by us and our representatives on the date hereof may also contain forward-looking statements, which are qualified in their entirety by the cautionary statements contained in this paragraph. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

References in this Quarterly Report to “Calumet,” the “Company,” “we,” “our,” “us” or like terms refer to (i) Calumet Specialty Products Partners, L.P. and its subsidiaries before the completion of the Conversion and (ii) Calumet, Inc. and its subsidiaries as of the completion of the Conversion and thereafter. References in this Quarterly Report to “our general partner” refer to Calumet GP, LLC, the general partner of Calumet Specialty Products Partners, L.P.

PART I

Item 1. Financial Statements

CALUMET, INC.

BALANCE SHEET

AS OF JUNE 30, 2024

(In whole dollars)

(Unaudited)

June 30, 2024
ASSETS
Current assets:
Cash	$100.0
Total current assets	100.0
Total assets	$100.0
LIABILITIES AND STOCKHOLDER'S EQUITY
Total liabilities:	$—
Commitments and contingencies
Stockholder's equity:
Common Stock, $0.01 par value; 10,000 shares authorized, issued and outstanding at June 30, 2024	$100.0
Total stockholder's equity:	100.0
Total liabilities and stockholder's equity	$100.0

See accompanying notes to balance sheet.

(1) Organization and Background of Business

Calumet, Inc. was incorporated on January 8, 2024 as a Delaware corporation.

Calumet, Inc. was formed for the purpose of effecting the corporate conversion (the “Conversion”) of Calumet Specialty Products Partners, L.P. (the “Partnership”). On July 10, 2024, Calumet, Inc. became the parent holding company of the Partnership and its subsidiaries.

The balance sheet has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Separate Statements of Operations, Changes in Stockholder’s Equity and Cash Flows have not been presented because Calumet, Inc. had no business transactions or activities as of June 30, 2024, except for the initial capitalization of Calumet, Inc. which was funded by an affiliate. In this regard, general and administrative costs associated with the formation and daily management of Calumet, Inc. have been determined by Calumet, Inc. to be insignificant.

(2) Summary of Significant Accounting Policies

(a) Estimates

The preparation of the balance sheet, in accordance with GAAP, requires management to make estimates and assumptions that affect the amounts reported in the balance sheet and accompanying notes. Actual results could differ from those estimates.

(b) Income Taxes

Calumet, Inc. is a corporation and is subject to U.S. federal and state income taxes. Income taxes are accounted for under the asset and liability method. Calumet, Inc. recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards, using enacted tax rates in effect for the taxing jurisdiction in which Calumet, Inc. operates for the year in which those temporary differences are expected to be recovered or settled. Calumet, Inc. recognizes the financial statement effects of a tax position when it is more-likely-than-not, based on technical merits, that the position will be sustained upon examination. Net deferred tax assets are then reduced by a valuation allowance if Calumet, Inc. believes it is more-likely-than-not such net deferred tax assets will not be realized. As of June 30, 2024, there are no income tax related balances reflected in our balance sheet.

(3) Stockholder’s Equity

As of June 30, 2024, Calumet, Inc. had authorized share capital of 10,000 shares of common stock with a par value of $0.01 per share. On January 8, 2024, all 10,000 shares were issued and acquired by an affiliate for consideration of $100. Each share had one voting right.

On July 10, 2024, Calumet, Inc.’s certificate of incorporation was amended and restated pursuant to which Calumet, Inc. is authorized to issue up to 800,000,000 shares of stock, classified as follows:

●	700,000,000 shares of common stock, par value $0.01 per share; and
●	100,000,000 shares of preferred stock, par value $0.01 per share.

(4) Subsequent Events

On July 10, 2024, Calumet, Inc. completed the Conversion pursuant to which it became the parent holding company of the Partnership and its subsidiaries.  In connection with the Conversion, Calumet, Inc. issued (i) approximately 80.4 million shares of common stock to holders of the common units representing limited partner interests in the Partnership (ii) 5.5 million shares of common stock and 2.0 million warrants to the former owners of Calumet GP, LLC, the general partner of the Partnership.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
	(In millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$7.0	$7.9
Accounts receivable, net:
Trade, less allowance for credit losses of $1.8 million and $1.2 million, respectively	306.9	252.4
Other	32.7	33.8
	339.6	286.2
Inventories	394.8	439.4
Derivative assets	3.7	9.6
Prepaid expenses and other current assets	50.5	51.6
Total current assets	795.6	794.7
Property, plant and equipment, net	1,467.2	1,506.3
Other noncurrent assets, net	408.1	450.3
Total assets	$2,670.9	$2,751.3
LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$342.3	$322.0
Accrued interest payable	49.5	48.7
Accrued salaries, wages and benefits	73.0	87.1
Obligations under inventory financing agreements	34.9	190.4
Current portion of RINs obligation	232.9	277.3
Other current liabilities	97.1	131.5
Current portion of long-term debt	390.4	55.7
Total current liabilities	1,220.1	1,112.7
Other long-term liabilities	146.5	53.6
Long-term debt, less current portion	1,625.1	1,829.7
Total liabilities	$2,991.7	$2,996.0
Commitments and contingencies
Redeemable noncontrolling interest	$245.6	$245.6
Partners’ capital (deficit):
Limited partners’ interest (80,388,555 units and 79,967,363 units, issued and outstanding at June 30, 2024 and December 31, 2023, respectively)	$(559.0)	$(484.4)
General partner’s interest	(0.3)	1.3
Accumulated other comprehensive loss	(7.1)	(7.2)
Total partners’ capital (deficit)	(566.4)	(490.3)
Total liabilities and partners’ capital (deficit)	$2,670.9	$2,751.3

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions, except unit and per unit data)
		(As Restated)		(As Restated)
Sales	$1,133.7	$1,017.8	$2,139.5	$2,055.1
Cost of sales	1,069.9	946.3	1,997.2	1,887.0
Gross profit	63.8	71.5	142.3	168.1
Operating costs and expenses:
Selling	15.1	15.5	28.8	29.0
General and administrative	37.5	25.7	60.8	62.8
Other operating expense	5.0	5.2	10.2	8.2
Operating income	6.2	25.1	42.5	68.1

Other income (expense):
Interest expense	(56.8)	(55.8)	(117.6)	(105.0)
Gain (loss) on derivative instruments	11.3	14.3	(5.6)	39.8
Other income (expense)	0.7	(5.5)	0.7	(5.7)
Total other expense	(44.8)	(47.0)	(122.5)	(70.9)
Net loss before income taxes	(38.6)	(21.9)	(80.0)	(2.8)
Income tax expense	0.5	0.4	0.7	0.9
Net loss	$(39.1)	$(22.3)	$(80.7)	$(3.7)
Allocation of net loss to partners:
Net loss attributable to partners	$(39.1)	$(22.3)	$(80.7)	$(3.7)
Less:
General partners’ interest in net loss	(0.8)	(0.5)	(1.6)	(0.1)
Net loss available to limited partners	$(38.3)	$(21.8)	$(79.1)	$(3.6)
Weighted average limited partner units outstanding:
Basic and diluted	80,555,587	80,152,648	80,453,995	79,992,637
Limited partners’ interest basic and diluted net loss per unit:
Limited partners’ interest	$(0.48)	$(0.27)	$(0.98)	$(0.05)

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions)
		(As Restated)		(As Restated)
Net loss	$(39.1)	$(22.3)	$(80.7)	$(3.7)
Other comprehensive income:
Defined benefit pension and retiree health benefit plans	—	0.1	0.1	0.1
Total other comprehensive income	—	0.1	0.1	0.1
Comprehensive loss attributable to partners’ capital (deficit)	$(39.1)	$(22.2)	$(80.6)	$(3.6)

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)

	Accumulated
	Other	Partners’ Capital (Deficit)
	Comprehensive	General	Limited
	Loss	Partner	Partners	Total

	(In millions)
Balance at March 31, 2024	$(7.1)	$0.5	$(523.1)	$(529.7)
Net loss attributable to partners	—	(0.8)	(38.3)	(39.1)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(1.7)	(1.7)
Settlement of phantom units	—	—	4.1	4.1
Balance at June 30, 2024	$(7.1)	$(0.3)	$(559.0)	$(566.4)

	Accumulated
	Other	Partners’ Capital (Deficit)
	Comprehensive	General	Limited
	Loss	Partner	Partners	Total

	(In millions)
Balance at December 31, 2023	$(7.2)	$1.3	$(484.4)	$(490.3)
Other comprehensive income	0.1	—	—	0.1
Net loss attributable to partners	—	(1.6)	(79.1)	(80.7)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(5.2)	(5.2)
Settlement of phantom units	—	—	9.7	9.7
Balance at June 30, 2024	$(7.1)	$(0.3)	$(559.0)	$(566.4)

	Accumulated
	Other	Partners’ Capital (Deficit)
	Comprehensive	General	Limited
	Loss	Partner	Partners	Total

	(In millions)
Balance at March 31, 2023 (As Restated)	$(8.3)	$0.7	$(515.7)	$(523.3)
Other comprehensive income	0.1	—	—	0.1
Net loss attributable to partners	—	(0.5)	(21.8)	(22.3)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(1.7)	(1.7)
Settlement of phantom units	—	—	3.7	3.7
Amortization of phantom units	—	—	0.1	0.1
Balance at June 30, 2023 (As Restated)	$(8.2)	$0.2	$(535.4)	$(543.4)

	Accumulated
	Other	Partners’ Capital (Deficit)
	Comprehensive	General	Limited
	Loss	Partner	Partners	Total

	(In millions)
Balance at December 31, 2022 (As Restated)	$(8.3)	$0.3	$(525.3)	$(533.3)
Other comprehensive income	0.1	—	—	0.1
Net loss attributable to partners	—	(0.1)	(3.6)	(3.7)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(9.6)	(9.6)
Settlement of phantom units	—	—	2.7	2.7
Amortization of phantom units	—	—	0.4	0.4
Balance at June 30, 2023 (As Restated)	$(8.2)	$0.2	$(535.4)	$(543.4)

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2024	2023

	(In millions)
Operating activities		(As Restated)
Net loss	$(80.7)	$(3.7)
Non-cash RINs (gain) expense	(44.4)	23.4
Unrealized (gain) loss on derivative instruments	14.6	(55.1)
Other non-cash activities	84.5	100.7
Changes in assets and liabilities	(1.5)	(117.9)
Net cash used in operating activities	(27.5)	(52.6)
Investing activities
Additions to property, plant and equipment	(35.0)	(208.2)
Net cash used in investing activities	(35.0)	(208.2)
Financing activities
Proceeds from borrowings — revolving credit facility	1,077.7	1,084.8
Repayments of borrowings — revolving credit facility	(899.3)	(1,101.0)
Proceeds from borrowings — MRL revolving credit agreement	32.0	37.2
Repayments of borrowings — MRL revolving credit agreement	(38.6)	(18.7)
Proceeds from borrowings — senior notes	200.0	325.0
Repayments of borrowings — senior notes	(229.0)	(121.0)
Proceeds from inventory financing	408.1	791.2
Payments on inventory financing	(462.6)	(796.6)
Proceeds from other financing obligations	—	95.8
Payments on other financing obligations	(25.9)	(28.5)
Net cash provided by financing activities	62.4	268.2
Net increase (decrease) in cash, cash equivalents and restricted cash	(0.1)	7.4
Cash, cash equivalents and restricted cash at beginning of period	14.7	35.2
Cash, cash equivalents and restricted cash at end of period	$14.6	$42.6
Cash and cash equivalents	$7.0	$36.0
Restricted cash	$7.6	$6.6
Supplemental disclosure of non-cash investing activities
Non-cash property, plant and equipment additions	$26.1	$41.7

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET SPECIALTY PRODUCTS PARTNERS, L.P.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business

As of June 30, 2024, Calumet Specialty Products Partners, L.P. (the “Company” or “Calumet”) was a publicly traded Delaware limited partnership. Its common units were listed on the Nasdaq Global Select Market under the ticker symbol “CLMT.” The general partner of the Company is Calumet GP, LLC, a Delaware limited liability company (the “General Partner”). As of June 30, 2024, the Company had 80,388,555 limited partner common units and 1,640,583 general partner equivalent units outstanding. The General Partner owned 2% of the Company and all of the incentive distribution rights (as defined in the Company’s partnership agreement as of June 30, 2024), while the remaining 98% were owned by limited partners. The General Partner employed the Company’s employees and the Company reimbursed the General Partner for certain of its expenses.

The Company manufactures, formulates, and markets a diversified slate of specialty branded products and renewable fuels to customers in various consumer-facing and industrial markets. Calumet is headquartered in Indianapolis, Indiana and operates twelve facilities throughout North America.

The unaudited condensed consolidated financial statements of the Company as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023, included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal nature, unless otherwise disclosed. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 Annual Report”).

2. Summary of Significant Accounting Policies

Reclassifications

Certain amounts in the prior years’ unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash include all highly liquid investments with a maturity of three months or less at the time of purchase.

Restricted cash represents cash that is legally restricted under the Montana Renewables, LLC (“MRL”) Term Loan Credit Agreement, and it is included in prepaid expenses and other current assets in the condensed consolidated balance sheets because it is only available to make principal and interest payments under the terms of the agreement.

Renewable Identification Numbers (“RINs”) Obligation

The Company’s RINs volume obligation (“RVO” or “RINs Obligation”) is an estimated provision if future purchase of RINs were to be required in order to satisfy the U.S. Environmental Protection Agency’s (“EPA”) requirement to blend renewable fuels into certain transportation fuel products pursuant to the Renewable Fuel Standard (“RFS”) of the Clean Air Act (“CAA”). The Company has historically not been obligated to make these purchases. A RIN is a 38-character number assigned to each physical gallon of renewable fuel produced in or imported into the United States. The EPA sets annual volume obligations for the percentage of renewable fuels that must be blended into transportation fuels consumed in the U.S. Compliance is demonstrated by tendering RINs to the EPA documenting that blending has been accomplished or by obtaining a Small Refinery Exemption (“SRE”) as provided in the Clean Air Act. Prior to 2018, the Company historically received the Small Refinery Exemption after qualifying on the merits. The Company’s petitions for the Small Refinery Exemption for compliance years 2018-2022 were included in blanket denial by EPA across the entire industry. EPA’s denials of Calumet’s 2018-2020 petitions have been overturned in litigation, as described below. The 2021, 2022, 2023 and 2024 petitions remain pending with EPA. The RIN obligation is a non-financial instrument representing a quantity that cannot be settled financially.

The Company accounts for its current period RVO by multiplying the quantity of RINs shortage (based on actual results) by the period end RINs spot price, which is recorded as a current liability in the condensed consolidated balance sheets. These liabilities are revalued at the end of each subsequent accounting period, which produces non-cash mark-to-market adjustments that are reflected in cost of sales in the unaudited condensed consolidated statements of operations (with the exception of RINs for compliance year 2019 related to the San Antonio refinery, which amount is reflected in other operating expense in the unaudited condensed consolidated statements of operations). RINs generated by blending may be sold or held to offset future RVO. Any gains or losses from RINs sales are recorded in cost of sales in the unaudited condensed consolidated statements of operations.

2018 RVO. In April 2022, EPA issued new decisions denying 36 petitions from small refineries seeking SREs for program year 2018 that had been remanded by the U.S. Court of Appeals for the D.C. Circuit to EPA. EPA had previously granted 31 of these 36 petitions in August 2019, including petitions from the Company. Concurrent with the April 2022 denial action, EPA provided an alternate compliance approach to allow these 31 small refineries to meet their 2018 compliance obligations without purchasing or redeeming additional RINs. In April 2022, the Company filed a petition for review of EPA’s denial of the 2018 SRE petition for the Shreveport refinery in the U.S. Court of Appeals for the Fifth Circuit. In June 2022, the Company filed a petition for review of EPA’s denial of the 2018 SRE petition for the Montana refinery in the U.S. Court of Appeals for the Ninth Circuit and filed a protective petition for review in the U.S. Court of Appeals for the D.C. Circuit challenging the EPA’s denials of both the Shreveport and Montana refineries’ petitions. Upon a motion made by EPA, the Ninth Circuit dismissed the Company’s appeal of the denial of the Montana refinery’s 2018 SRE petition for improper venue in favor of the D.C. Circuit appeal. EPA filed a similar motion to dismiss or transfer in the Fifth Circuit; however, the Fifth Circuit denied EPA’s motion and ordered the merits panel to consider both the merits of the appeal and the venue question raised by EPA. These 2018 RVO appeals were consolidated with the 2019-2020 RVO appeals described below.

2019-2020 RVO. In June 2022, EPA issued final decisions denying 69 pending petitions from small refineries seeking SREs for compliance years 2016 to 2021, including petitions submitted by the Company seeking exemptions for program years 2019 and 2020, based on an across-the-board determination that no small refinery suffers disproportionate economic hardship from the RFS program, a contention which was subsequently rejected by the Government Accountability Office. In September 2022, EPA finalized an alternative RIN retirement schedule for small refineries. The alternative RIN retirement schedule allows the use of RINs generated in post-2020 compliance years to meet the 2020 RFS obligations. The Company’s small refineries are eligible to use this alternative schedule. In August 2022, the Company filed a petition for review of EPA’s denial of the 2019 and 2020 SRE petitions for the Shreveport refinery in the U.S. Court of Appeals for the Fifth Circuit, and a petition for review of EPA’s denial of the 2019 and 2020 SRE petitions for the Montana refinery in the U.S. Court of Appeals for the Ninth Circuit. The Company again filed a protective petition for review in the U.S. Court of Appeals for the D.C. Circuit challenging both of the EPA’s denials. These appeals have been consolidated with the applicable program year 2018 appeals. Upon a motion made by EPA, the Ninth Circuit transferred the Company’s Montana appeal to the D.C. Circuit. The Fifth Circuit denied EPA’s request to dismiss or transfer the appeal, ruling that merits panel would also consider EPA’s argument that the Shreveport refinery appeals should be transferred to the D.C. Circuit. The Company filed motions asking the circuit courts to stay the Company’s 2019 and 2020 RFS obligations while the merits appeals are pending. In January 2023, the Fifth Circuit granted the Company’s motion for stay relating to the Shreveport refinery, and in March 2023, the D.C. Circuit granted the Company’s motion for stay relating to the Montana refinery. The stays granted by each of the respective circuits hold that the Company is likely to be successful on the merits of its appeals. In November 2023, the Fifth Circuit issued its decision and found that venue for the appeal is proper in the Fifth Circuit and that EPA’s denial of the Shreveport refinery’s petitions for program years 2018-2020 was improper. The Fifth Circuit vacated the EPA’s denials of those petitions and remanded the petitions to EPA. In May 2024, the EPA filed a petition for writ of certiorari with the U.S. Supreme Court with respect to only the venue portion of the Fifth Circuit’s decision. The Supreme Court has not yet granted or denied certiorari. In July 2024, the D.C. Circuit issued its decision and found that EPA’s denial of the Montana Refinery’s petitions for program years 2018-2020 was improper and remanded the petitions to EPA.

2021-2022 RVO. In October 2022, Calumet applied for SREs for 2021 and 2022 compliance years. In April 2023, the Company filed for injunctive relief in both the District Court of Montana and the Western District Court of Louisiana to force EPA to make a decision on the Montana and Shreveport refineries’ joint 2021 and 2022 SRE applications. In July 2023, EPA issued final decisions denying 26 pending petitions from small refineries seeking SREs for compliance years 2016 to 2023, including petitions submitted by the Company seeking exemptions for program years 2021 and 2022, based on the same approach and analysis described by EPA in the June 2022 denials. EPA’s denial decision renders the district court actions moot, and the Company voluntarily dismissed those actions. The Company then filed appeals of the denials with the Fifth Circuit and D.C. Circuit. In September 2023, the Fifth Circuit granted the Company’s motion for stay relating to the Shreveport refinery for its appeal of the denial for program years 2021 and 2022, and in October 2023, the D.C. Circuit granted the Company’s motion for stay relating to the Montana refinery’s appeal of the denial for program years 2021 and 2022. The Company’s appeals of the denial of the Shreveport and Great Falls refinery petitions for program years 2021 and 2022 remain pending in the Fifth Circuit and D.C. Circuit, respectively.

Expenses related to RFS compliance have the potential to remain a significant expense for the Specialty Products and Solutions and Montana/Renewables segments. If legal or regulatory changes occur that have the effect of increasing the RINs Obligation, increasing the market price of RINs, or eliminating or narrowing the availability of SREs, the Company could be required to purchase additional RINs in the open market, which may materially increase the costs related to RFS compliance and could have a material adverse effect on the results of operations and liquidity.

As of June 30, 2024 and December 31, 2023, the Company had a RINs Obligation recorded on the condensed consolidated balance sheets of $232.9 million and $277.3 million, respectively.

3. Revenue Recognition

The following is a description of principal activities from which the Company generates revenue. Revenues are recognized when control of the promised goods are transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods promised within each contract and determines the performance obligations and assesses whether each promised good is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Products

The Company manufactures, formulates, and markets a diversified slate of specialty branded products to customers in various consumer-facing and industrial markets. In addition, the Company produces fuel and fuel related products, including gasoline, diesel, jet fuel, asphalt, and other fuels products. At our Montana Renewables facility, we process a variety of geographically advantaged renewable feedstocks into renewable fuels, including: renewable diesel, sustainable aviation fuel (“SAF”), renewable hydrogen, renewable natural gas, renewable propane, and renewable naphtha. These renewable fuels are distributed into renewable markets in the western half of North America. The Company also blends, packages and markets high-performance branded specialty products through its Royal Purple, Bel-Ray, and TruFuel brands.

The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with a customer. For each contract, the Company considers the promise to transfer products, each of which are distinct, to be the identified performance obligations. In determining the transaction price, the Company evaluates whether the price is subject to variable consideration such as product returns, rebates or other discounts to determine the net consideration to which the Company expects to be entitled. The Company transfers control and recognizes revenue upon shipment to the customer or, in certain cases, upon receipt by the customer in accordance with contractual terms.

Revenue is recognized when obligations under the terms of a contract with a customer are satisfied and control of the promised goods are transferred to the customer. The contract with the customer states the final terms of the sale, including the description, quantity and price of each product or service purchased. For fuel products, payment is typically due in full between 2 to 30 days of delivery or the start of the contract term, such that payment is typically collected 2 to 30 days subsequent to the satisfaction of performance obligations. For renewable fuel products, payment is typically due in full between 7 to 14 days of delivery or the start of the contract term, such that payment is typically collected 7 to 14 days subsequent to the satisfaction of performance obligations. For specialty products, payment is typically due in full between 30 to 90 days of delivery or the start of the contract term, such that payment is typically collected 30 to 90 days subsequent to the satisfaction of performance obligations. In the normal course of business, the Company does not accept product returns unless the item is defective as manufactured. The expected costs associated with a product assurance warranty continue to be recognized as expense when products are sold. The Company does not offer promised services that could be considered warranties that are sold separately or provide a service in addition to assurance that the related product complies with agreed upon specifications. The Company establishes provisions based on the methods described in ASC 606 for estimated returns as variable consideration when determining the transaction price.

Excise and Sales Taxes

The Company assesses, collects and remits excise taxes associated with the sale of certain of its fuel products. Furthermore, the Company collects and remits sales taxes associated with certain sales of its products to non-exempt customers. The Company excludes excise taxes and sales taxes that are collected from customers from the transaction price in its contracts with customers. Accordingly, revenue from contracts with customers is net of sales-based taxes that are collected from customers and remitted to taxing authorities.

Shipping and Handling Costs

Shipping and handling costs are deemed to be fulfillment activities rather than a separate distinct performance obligation.

Cost of Obtaining Contracts

The Company may incur incremental costs to obtain a sales contract, which under ASC 606 should be capitalized and amortized over the life of the contract. The Company has elected to apply the practical expedient in ASC 340-40-50-5 allowing the Company to expense these costs since the contracts are short-term in nature with a contract term of one year or less.

Contract Balances

Under product sales contracts, the Company invoices customers for performance obligations that have been satisfied, at which point payment is unconditional. Accordingly, a product sales contract does not give rise to contract assets or liabilities under ASC 606. The Company’s receivables, net of allowance for expected credit losses from contracts with customers as of June 30, 2024 and December 31, 2023 were $306.9 million and $252.4 million, respectively.

Transaction Price Allocated to Remaining Performance Obligations

The Company’s product sales are short-term in nature with a contract term of one year or less. The Company has utilized the practical expedient in ASC 606-10-50-14 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less. Additionally, each unit of product generally represents a separate performance obligation; therefore, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

4. Inventories

The cost of inventory is recorded using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. In certain circumstances, the Company may decide not to replenish inventory for certain products or product lines during an interim period, in which case, the Company may record interim LIFO adjustments during that period. During the three and six months ended June 30, 2024 and 2023, the Company recorded no activity (exclusive of lower of cost or market (“LCM”) adjustments) in cost of sales in the unaudited condensed consolidated statements of operations due to the permanent liquidation of inventory layers.

Costs include crude oil and other feedstocks, labor, processing costs and refining overhead costs. Inventories are valued at the LCM value. The replacement cost of these inventories, based on current market values, would have been $72.8 million and $67.8 million higher than the carrying value of inventory as of June 30, 2024 and December 31, 2023, respectively.

For the three and six months ended June 30, 2024 and 2023, the Company sold inventory comprised of crude oil, refined products and renewable feedstocks under Supply and Offtake Agreements as described in Note 7 — “Inventory Financing Agreements” related to the Great Falls, Shreveport and Montana Renewables facilities.

Inventories consist of the following (in millions):

	June 30, 2024			December 31, 2023
		Supply and			Supply and
	Titled	Offtake		Titled	Offtake
	Inventory	Agreements (1)	Total	Inventory	Agreements (1)	Total
Raw materials	$40.4	$43.6	$84.0	$61.6	$27.6	$89.2
Work in process	64.1	27.0	91.1	72.3	36.7	109.0
Finished goods	150.7	69.0	219.7	162.1	79.1	241.2
	$255.2	$139.6	$394.8	$296.0	$143.4	$439.4
(1)	Amounts represent LIFO value and do not necessarily represent the value at which the inventory was sold. Please read Note 7 — “Inventory Financing Agreements” for further information.

In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. During the three months ended June 30, 2024 and 2023, the Company recorded a decrease in cost of sales in the unaudited condensed consolidated statements of operations of $9.5 million and $5.8 million, respectively. During the six months ended June 30, 2024, the Company recorded a decrease in cost of sales in the unaudited condensed consolidated statements of operations of $0.5 million. During the six months ended June 30, 2023, the Company recorded an increase in cost of sales in the unaudited condensed consolidated statements of operations of $13.9 million.

5. Leases

The Company has various operating and finance leases primarily for the use of land, storage tanks, railcars, equipment, precious metals and office facilities that have remaining lease terms of greater than one year to 16 years, some of which include options to extend the lease for up to 31 years, and some of which include options to terminate the lease within one year.

Supplemental balance sheet information related to the Company’s leases for the periods presented were as follows (in millions):

		June 30,	December 31,
Assets:	Classification:	2024	2023
Operating lease assets	Other noncurrent assets, net (1)	$83.0	$114.4
Finance lease assets	Property, plant and equipment, net (2)	2.2	2.4
Total leased assets		$85.2	$116.8
Liabilities:
Current
Operating	Other current liabilities	$49.2	$75.6
Finance	Current portion of long-term debt	1.0	1.1
Non-current
Operating	Other long-term liabilities	34.1	39.0
Finance	Long-term debt, less current portion	1.5	1.9
Total lease liabilities		$85.8	$117.6
(1)	During the three and six months ended June 30, 2024, the Company had additions to its operating lease right of use assets and operating lease liabilities of approximately $1.8 million and $6.8 million, respectively.
(2)	Finance lease assets are recorded net of accumulated amortization of $5.2 million and $5.0 million as of June 30, 2024 and December 31, 2023, respectively.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s leases for the periods presented were as follows (in millions).

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Costs:	Classification:	2024	2023	2024	2023
Fixed operating lease cost	Cost of Sales; SG&A Expenses	$21.0	$16.6	$41.9	$35.6
Short-term operating lease cost (1)	Cost of Sales; SG&A Expenses	2.2	2.6	4.5	4.8
Variable operating lease cost (2)	Cost of Sales; SG&A Expenses	0.6	0.1	1.3	2.8
Finance lease cost:
Amortization of finance lease assets	Cost of Sales	0.1	0.3	0.2	0.5
Interest on lease liabilities	Interest expense	—	—	0.1	0.1
Total lease cost		$23.9	$19.6	$48.0	$43.8
(1)	The Company’s leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets.
(2)	The Company’s railcar leases typically include a mileage limit the railcar can travel over the life of the lease. For any mileage incurred over this limit, the Company is obligated to pay an agreed upon dollar value for each mile that is traveled over the limit.

As of June 30, 2024, the Company had estimated minimum commitments for the payment of rentals under leases which, at inception, had a noncancellable term of more than one year, as follows (in millions):

	Operating	Finance
Maturity of Lease Liabilities	Leases (1)	Leases (2)	Total
2024	$41.6	$0.6	$42.2
2025	21.2	0.9	22.1
2026	12.1	0.8	12.9
2027	7.7	0.3	8.0
2028	4.7	0.1	4.8
Thereafter	5.0	—	5.0
Total	$92.3	$2.7	$95.0
Less: Interest	9.0	0.2	9.2
Present value of lease liabilities	$83.3	$2.5	$85.8
Less obligations due within one year	49.2	1.0	50.2
Long-term lease obligation	$34.1	$1.5	$35.6
(1)	As of June 30, 2024, the Company’s operating lease payments included no material options to extend lease terms that are reasonably certain of being exercised. The Company has no legally binding minimum lease payments for leases signed but not yet commenced as of June 30, 2024.
(2)	As of June 30, 2024, the Company’s finance lease payments included no material options to extend lease terms that are reasonably certain of being exercised. The Company has no legally binding minimum lease payments for leases that have been signed but not yet commenced as of June 30, 2024.

Weighted-Average Lease Term and Discount Rate

The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating and finance leases were as follows:

	June 30,	December 31,
Lease Term and Discount Rate:	2024	2023
Weighted-average remaining lease term (years):
Operating leases	2.7	2.6
Finance leases	2.9	3.1
Weighted-average discount rate:
Operating leases	8.6%	8.6%
Finance leases	7.6%	7.3%

6. Commitments and Contingencies

From time to time, the Company is a party to certain claims and litigation incidental to its business, including claims made by various taxation and regulatory authorities, such as the Internal Revenue Service, the EPA and the U.S. Occupational Safety and Health Administration (“OSHA”), as well as various state environmental regulatory bodies and state and local departments of revenue, as the result of audits or reviews of the Company’s business. In addition, the Company has property, business interruption, general liability and various other insurance policies that may result in certain losses or expenditures being reimbursed to the Company.

Environmental

The Company conducts specialty refining, blending and terminal operations and such activities are subject to stringent federal, regional, state and local laws and regulations governing worker health and safety, the discharge of materials into the environment and environmental protection. These laws and regulations impose obligations that are applicable to the Company’s operations, such as requiring the acquisition of permits to conduct regulated activities, restricting the manner in which the Company may release materials into the environment, requiring remedial activities or capital expenditures to mitigate pollution from former or current operations, requiring the application of specific health and safety criteria addressing worker protection and imposing substantial liabilities for pollution resulting from its operations. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties; the imposition of investigatory, remedial or corrective action obligations or the incurrence of capital expenditures; the occurrence of delays in the permitting, development or expansion of projects and the issuance of injunctive relief limiting or prohibiting Company activities. Moreover, certain of these laws impose joint and several, strict liability for costs required to remediate and restore sites where petroleum hydrocarbons, wastes or other materials have been released or disposed. In addition, new laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement or other developments, some of which legal requirements are discussed below, could significantly increase the Company’s operational or compliance expenditures.

Remediation of subsurface contamination is in process at certain of the Company’s refinery sites and is being overseen by the appropriate state agencies. Based on current investigative and remedial activities, the Company believes that the soil and groundwater contamination at these refineries can be controlled or remediated without having a material adverse effect on the Company’s financial condition. However, such costs are often unpredictable and, therefore, there can be no assurance that the future costs will not become material.

Occupational Health and Safety

The Company is subject to various laws and regulations relating to occupational health and safety, including the federal Occupational Safety and Health Act, as amended, and comparable state laws. These laws and regulations strictly govern the protection of the health and safety of employees. In addition, OSHA’s hazard communication standard, the EPA’s community right-to-know regulations under Title III of the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended, and similar state statutes require the Company to maintain information about hazardous materials used or produced in the Company’s operations and provide this information to employees, contractors, state and local government authorities and customers. The Company maintains safety and training programs as part of its ongoing efforts to promote compliance with applicable laws and regulations. The Company conducts periodic audits of process safety management systems at each of its locations subject to this standard. The Company’s compliance with applicable health and safety laws and regulations has required, and continues to require, substantial expenditures. Changes in occupational safety and health laws and regulations or a finding of non-compliance with current laws and regulations could result in additional capital expenditures or operating expenses, as well as civil penalties and, in the event of a serious injury or fatality, criminal charges.

Other Matters, Claims and Legal Proceedings

The Company is subject to matters, claims and litigation incidental to its business. The Company has recorded accruals with respect to certain of its matters, claims and litigation where appropriate, that are reflected in the unaudited condensed consolidated financial statements but are not individually considered material. For other matters, claims and litigation, the Company has not recorded accruals because it has not yet determined that a loss is probable or because the amount of loss cannot be reasonably estimated. While the ultimate outcome of matters, claims and litigation currently pending cannot be determined, the Company currently does not expect these outcomes, individually or in the aggregate (including matters for which the Company has recorded accruals), to have a material adverse effect on its financial position, results of operations or cash flows. The outcome of any matter, claim or litigation is inherently uncertain, however, and if decided adversely to the Company, or if the Company determines that settlement of particular litigation is appropriate, the Company may be subject to liability that could have a material adverse effect on its financial position, results of operations or cash flows.

Standby Letters of Credit

The Company has agreements with various financial institutions for standby letters of credit and other reserves. The standby letters of credit have been issued primarily to vendors. As of June 30, 2024 and December 31, 2023, the Company had outstanding standby letters of credit and other reserves of $42.3 million and $29.9 million, respectively, under its senior secured revolving credit facility (the “revolving credit facility”). Please read Note 8 — “Long-Term Debt” for additional information regarding the Company’s revolving credit facility. At June 30, 2024 and December 31, 2023, the maximum amount of letters of credit the Company could issue under its revolving credit facility was subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $255.0 million, which may be increased with the consent of the Agent (as defined in the Credit Agreement) to 90% of revolver commitments then in effect ($500.0 million at June 30, 2024 and December 31, 2023).

Throughput Contract

Prior to 2020, the Company entered into a long-term agreement to transport crude oil at a minimum of 5,000 bpd through a pipeline, which commenced service in the second quarter of 2020. The agreement also contains a capital recovery charge that increases 2% per annum. This agreement is for seven years.

As of June 30, 2024, the estimated minimum unconditional purchase commitments, including the capital recovery charge, under the agreement were as follows (in millions):

Year	Commitment
2024	$2.0
2025	4.0
2026	4.0
2027	2.4
Thereafter	—
Total (1)	$12.4
(1)	As of June 30, 2024, the estimated minimum payments for the unconditional purchase commitments have been accrued and are included in other current liabilities and other long-term liabilities in the condensed consolidated balance sheets. This liability was accrued due to the fact that the contract was entered into to supply crude to a divested facility.

7. Inventory Financing Agreements

On January 17, 2024 (the “Effective Date”), the Company and J. Aron & Company LLC (“J. Aron”) entered into a Monetization Master Agreement (the “Master Agreement”), a related Financing Agreement (the “Financing Agreement”) and Supply and Offtake Agreement (together with the Master Agreement and the Financing Agreement, the “Shreveport Supply and Offtake Agreement”). Pursuant to the Shreveport Supply and Offtake Agreement, J. Aron agreed to, among other things, purchase from the Company, or extend to the Company, financial accommodations secured by crude oil and finished products located at the Company’s Shreveport facility on the Effective Date and from time to time, up to maximum volumes specified for crude oil and categories of finished products, subject to the Company’s repurchase obligations with respect thereto. The Shreveport Supply and Offtake Agreement replaced the Company’s previous inventory financing agreement with Macquarie Group Limited (“Macquarie”), which terminated on January 17, 2024.

In March 2017, the Company entered into an agreement with Macquarie to support the operations of the Great Falls refinery (as amended, the “Great Falls Supply and Offtake Agreement”). The Great Falls Supply and Offtake Agreement terminated on December 13, 2023. The inventories that were previously associated with the Great Falls Supply and Offtake Agreement were added back to our revolving credit facility borrowing base.

On October 3, 2023, MRL and Wells Fargo Commodities, LLC (“Wells Fargo”) entered into (a) an ISDA 2002 Master Agreement (the “Master Agreement”), (ii) a Schedule to the ISDA 2002 Master Agreement (the “Schedule”), (iii) a Credit Support Annex to the ISDA 2002 Master Agreement (the “Credit Support Annex”), and (iv) a Renewable Fuel and Feedstock Repurchase Master Confirmation (together with the Master Agreement, the Schedule and the Credit Support Annex, collectively the “MRL Supply and Offtake Agreement” and, together with the Shreveport Supply and Offtake Agreement, the “Supply and Offtake Agreements”). Pursuant to the MRL Supply and Offtake Agreement, Wells Fargo agreed to, among other things, (a) purchase from MRL renewable feedstocks and finished products located at MRL’s Great Falls facility, subject to MRL’s repurchase obligations with respect thereto, and (b) provide certain financial accommodations to MRL secured by liens on certain renewable feedstocks and finished products owned by MRL. The

MRL Supply and Offtake Agreement replaced MRL’s previous inventory financing agreement with Macquarie, which terminated on October 3, 2023.

While title to certain inventories will reside with the counterparties to the arrangements, the Supply and Offtake Agreements are accounted for by the Company similar to a product financing arrangement; therefore, the inventories sold to the counterparties will continue to be included in the Company’s condensed consolidated balance sheets until processed and sold to a third party.

For the three months ended June 30, 2024 and 2023, the Company incurred an expense of $2.0 million and $7.6 million, respectively, for financing costs related to the Supply and Offtake Agreements, which are included in interest expense in the Company’s unaudited condensed consolidated statements of operations. For the six months ended June 30, 2024 and 2023, the Company incurred an expense of $10.4 million and $14.6 million, respectively, for financing costs related to the Supply and Offtake Agreements, which are included in interest expense in the Company’s unaudited condensed consolidated statements of operations.

The Company’s inventory financing arrangement with Macquarie for the Company’s Shreveport facility in effect as of December 31, 2023 included a deferred payment arrangement (the “Deferred Payment Arrangement”) whereby the Company could defer payments on just-in-time crude oil purchases from Macquarie owed under the agreements up to the value of the collateral provided (90% of the collateral was inventory). The deferred amounts under the Deferred Payment Arrangement bore interest at a rate equal to the SOFR plus 3.25% per annum. Amounts outstanding under the Deferred Payment Arrangement were included in obligations under inventory financing agreements in the Company’s condensed consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement for the three and six months ended June 30, 2023 were included within cash flows from financing activities in the unaudited condensed consolidated statements of cash flows. As of December 31, 2023, the Company had $14.1 million of deferred payments outstanding for the inventory financing arrangement with Macquarie then in effect.

8. Long-Term Debt

Long-term debt consisted of the following (in millions):

	June 30,	December 31,
	2024	2023
Borrowings under amended and restated senior secured revolving credit agreement with third-party lenders, interest payments quarterly, borrowings due January 2027, weighted average interest rates of 7.7% and 6.8% for the six months ended June 30, 2024 and the year ended December 31, 2023, respectively.	$315.1	$136.7
Borrowings under amended secured MRL revolving credit agreement with third-party lender, interest payments quarterly, borrowings due November 2027, weighted average interest rate of 7.3% and 6.9% for the six months ended June 30, 2024 and the year ended December 31, 2023, respectively.	6.4	13.0
Borrowings under the 2024 Secured Notes, interest at a fixed rate of 9.25%, interest payments semiannually, borrowings due July 2024, effective interest rate of 9.5% for the year ended December 31, 2023.	—	179.0
Borrowings under the 2025 Notes, interest at a fixed rate of 11.0%, interest payments semiannually, borrowings due April 2025, effective interest rate of 11.4% for the six months ended June 30, 2024 and the year ended December 31, 2023.	363.5	413.5
Borrowings under the 2027 Notes, interest at a fixed rate of 8.125%, interest payments semiannually, borrowings due July 2027, effective interest rate of 8.3% for the six months ended June 30, 2024 and the year ended December 31, 2023.	325.0	325.0
Borrowings under the 2028 Notes, interest at a fixed rate of 9.75%, interest payments semiannually, borrowings due July 2028, effective interest rate of 10.2% for the six months ended June 30, 2024 and the year ended December 31, 2023.	325.0	325.0
Borrowings under the 2029 Secured Notes, interest at a fixed rate of 9.25%, interest payments semiannually, borrowings due July 2029, effective interest rate of 9.4% for the six months ended June 30, 2024.	200.0	—
MRL Term Loan Credit Agreement	74.1	74.4
Shreveport terminal asset financing arrangement	46.9	50.8
MRL asset financing arrangements	376.6	384.6
Finance lease obligations, at various interest rates, interest and principal payments monthly through June 2028	2.5	3.0
Less unamortized debt issuance costs (1)	(16.6)	(16.1)
Less unamortized discounts	(3.0)	(3.5)
Total debt	$2,015.5	$1,885.4
Less current portion of long-term debt	390.4	55.7
Total long-term debt	$1,625.1	$1,829.7
(1)	Deferred debt issuance costs are being amortized by the effective interest rate method over the lives of the related debt instruments. These amounts are net of accumulated amortization of $29.0 million and $26.6 million at June 30, 2024 and December 31, 2023, respectively.

9.25% Senior Secured First Lien Notes due 2029 (the “2029 Secured Notes”)

On March 7, 2024, the Company issued and sold $200.0 million in aggregate principal amount of 2029 Secured Notes in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The 2029 Secured Notes were issued at par for net proceeds of $199.0 million, after deducting transaction expenses. The Company used the net proceeds from the private placement of the 2029 Secured Notes, together with cash on hand, to redeem all of its outstanding 9.25% Senior Secured First Lien Notes due 2024 (the “2024 Secured Notes”) and $50.0 million aggregate principal amount of its outstanding 11.00% Senior Notes due 2025 (the “2025 Notes”). The Company redeemed $50.0 million aggregate principal amount of its outstanding 2025 Notes on April 15, 2024. Interest on the 2029 Secured Notes is paid semiannually on January 15 and July 15 of each year, beginning on July 15, 2024.

9.75% Senior Notes due 2028 (the “2028 Notes”)

On June 27, 2023, the Company issued and sold $325.0 million in aggregate principal amount of 2028 Notes, in a private placement pursuant to Section 4(a)(2) of the Securities Act to eligible purchasers at par. The Company received net proceeds of $319.1 million, after deducting the initial purchasers’ discount and offering expenses, which the Company used a portion of the net proceeds to fund offers (collectively, the “Tender Offers”) to purchase (i) any and all of its outstanding $200.0 million in aggregate principal amount of 2024 Secured Notes and (ii) up to $100.0 million in aggregate principal amount of its outstanding 2025 Notes and pay related premiums and expenses, with the remaining net proceeds to be used for general partnership purposes, including debt repayment. On June 28, 2023, in connection with the early settlement of the Tender Offers, the Company used approximately $125.5 million (excluding accrued and unpaid interest and related expenses) of the proceeds from the offering of the 2028 Notes to fund the repurchase of (i) approximately $21.0 million in aggregate principal amount of 2024 Secured Notes and (ii) $100.0 million in aggregate principal amount of the 2025 Notes and pay related premiums. Interest on the 2028 Notes is paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2024.

Senior Notes

The 2025 Notes, 8.125% Senior Notes due 2027 (the “2027 Notes”), the 2028 Notes, and the 2029 Secured Notes (collectively, the “Senior Notes”) are subject to certain automatic customary releases, including the sale, disposition, or transfer of capital stock or substantially all of the assets of a subsidiary guarantor, designation of a subsidiary guarantor as unrestricted in accordance with the applicable indenture, exercise of legal defeasance option or covenant defeasance option, liquidation or dissolution of the subsidiary guarantor and a subsidiary guarantor ceases to both guarantee other Company debt and to be an obligor under the revolving credit facility. The Company’s operating subsidiaries may not sell or otherwise dispose of all or substantially all of their properties or assets to, or consolidate with or merge into, another company if such a sale would cause a default under the indentures governing the Senior Notes.

The indentures governing the Senior Notes contain covenants that, among other things, restrict the Company’s ability and the ability of certain of the Company’s subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Company’s common units or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; (viii) engage in transactions with affiliates and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the Senior Notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the Senior Notes, has occurred and is continuing, many of these covenants will be suspended. As of June 30, 2024, the Company was in compliance with all covenants under the indentures governing the Senior Notes.

MRL Asset Financing Arrangements

On August 5, 2022, Montana Renewables, LLC (“MRL”), a wholly owned subsidiary of the Company, entered into Equipment Schedule No. 2 (the “Equipment Schedule”) and an Interim Funding Agreement (the “Funding Agreement”) with Stonebriar Commercial Finance LLC (“Stonebriar”). The Equipment Schedule and the Funding Agreement each constitute a schedule under the Master Lease Agreement (the “Lease Agreement”) dated as of December 31, 2021 between MRL and Stonebriar. The Equipment Schedule provides that Stonebriar will purchase from and lease back to MRL a hydrocracker, intended to produce renewable diesel and related products, for a purchase price of $250.0 million. The Funding Agreement provides $100.0 million in financing for the design and construction of a feedstock pre-treater facility and $50.0 million for the construction of a hydrogen plant. The transactions with Stonebriar described in this paragraph are referred to herein as the “MRL asset financing arrangements.” The Company has recorded the MRL asset financing arrangements as a financial liability in the condensed consolidated balance sheets.

Fourth and Fifth Amendments to Third Amended and Restated Senior Secured Revolving Credit Facility

On January 17, 2024, the Company entered into the Fourth Amendment to its revolving credit facility (the “Credit Agreement”) governing its senior secured revolving credit facility maturing in January 2027, which provides maximum availability of credit under the revolving credit facility of $650.0 million, including a FILO tranche, subject to borrowing base limitations, and includes a $500.0 million incremental uncommitted expansion feature. Lenders under the revolving credit facility have a first priority lien on, among other things, the Company’s account receivable and inventory and substantially all of its cash (collectively, the “Credit Agreement Collateral”).

On July 10, 2024, in connection with the completion of the Conversion, the Company entered into the Fifth Amendment to the Credit Agreement to among other changes, (i) reflect the addition of the Company and the General Partner as additional borrowers under the Credit Agreement, (ii) reflect the addition of the Company and the General Partner as additional grantors of security interests in their respective assets that constitute Collateral (as defined in the Credit Agreement, as amended) to secure the obligations under the Credit Agreement and related documents, (iii) transition certain responsibilities from the Partnership to the Company, including to designate the Company as the successor Borrower Agent (as defined in the Credit Agreement, as amended), and (iv) replace Canadian Dealer Offered Rate, or CDOR, with Term Canadian Overnight Repo Rate Average, or Term CORRA, as an alternate currency rate for which Alternate Swingline Loans denominated in Canadian Dollars may be borrowed under the Credit Agreement (each as defined in the Credit Agreement, as amended), in each case, on the terms and conditions set forth in the Fifth Amendment.

The borrowing capacity at June 30, 2024, under the revolving credit facility was approximately $542.1 million. As of June 30, 2024, the Company had outstanding borrowings of $315.1 million under the revolving credit facility and outstanding standby letters of credit and other reserves of $42.3 million, leaving approximately $184.7 million of unused capacity.

The revolving credit facility contains various covenants that limit, among other things, the Company’s ability to: incur indebtedness; grant liens; dispose of certain assets; make certain acquisitions and investments; redeem or prepay other debt or make other restricted payments such as distributions to unitholders; enter into transactions with affiliates; and enter into a merger, consolidation or sale of assets. Further, the revolving credit facility contains one springing financial covenant which provides that only if the Company’s availability to borrow loans under the revolving credit facility falls below the sum of (a) the greater of (i) (x) 15% of the borrowing base then in effect at the same time that the refinery asset borrowing base component is greater than $0 and (y) 10% of the borrowing base then in effect at any time that the refinery asset borrowing base component is equal to $0 and (ii) $45.0 million (which amount is subject to certain increases) plus (b) the amount of FILO Loans outstanding, then we will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.0 to 1.0. As of June 30, 2024, the Company was in compliance with all covenants under the revolving credit facility.

Amendment No. 1 to MRL Revolving Credit Agreement

On November 2, 2022, MRL entered into, as borrower, a Credit Agreement (the “MRL Revolving Credit Agreement”) with Montana Renewables Holdings LLC (“MRHL”), the parent company of MRL, and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and lender, which MRL Revolving Credit Agreement provides for a secured revolving credit facility in the maximum amount of $90.0 million outstanding, secured by accounts receivable, with the option to request additional commitments of up to $15.0 million, and with a maturity date of November 2, 2027. The borrowing capacity at June 30, 2024, under the MRL Revolving Credit Agreement was approximately $33.2 million. As of June 30, 2024, MRL had $6.4 million of outstanding borrowings under the MRL Revolving Credit Agreement and no outstanding standby letters of credit, leaving approximately $26.8 million of unused capacity.

Amendment No. 1 to MRL Term Loan Credit Agreement

On April 19, 2023, MRL and MRHL entered into a Credit Agreement (the “MRL Term Loan Credit Agreement”) with a group of financial institutions, including I Squared Capital and Delaware Trust Company, as administrative agent, that provides for a $75.0 million term loan facility with a maturity date of April 19, 2028 (the “Maturity Date”). The MRL Term Loan Credit Agreement provides for a variable interest rate based on the SOFR plus 6.0% to 7.3% per annum. The borrowings under the MRL Term Loan Credit Agreement are repayable in quarterly installments commencing on June 30, 2023, in an amount equal to 0.25% of the outstanding principal amount under the MRL Term Loan Credit Agreement as of each quarterly payment date, plus additional principal payments to the extent MRL has excess cash flows, pursuant to the terms of the MRL Term Loan Credit Agreement. The remaining borrowings under the MRL Term Loan Credit Agreement are repayable on the Maturity Date.

On July 3, 2024, MRL and MRHL entered into Amendment No. 1 and waiver (the “Amendment”) to the MRL Term Loan Credit Agreement. Pursuant to the Amendment, I Squared and Delaware Trust Company agreed to (i) waive MRL’s obligation to comply with the net total leverage ratio covenant under the MRL Term Loan Credit Agreement (the “Leverage Ratio Covenant”) for the quarter ended June 30, 2024 and (ii) amend the Leverage Ratio Covenant for the quarter ending September 30, 2024 to determine MRL’s compliance with the Leverage Ratio Covenant based on annualized EBITDA (as defined in the MRL Term Loan Credit Agreement) for such quarter rather than EBITDA for the 12-month period ending September 30, 2024.

Maturities of Long-Term Debt

As of June 30, 2024, principal payments on debt obligations and future minimum rentals on finance lease obligations are as follows (in millions):

Year	Maturity
2024	$13.5
2025	392.4
2026	32.0
2027	695.9
2028	423.3
Thereafter	478.0
Total	$2,035.1

9. Derivatives

The Company is exposed to price risks due to fluctuations in the price of crude oil, refined products, natural gas and precious metals. The Company uses various strategies to reduce its exposure to commodity price risk. The strategies to reduce the Company’s risk utilize both physical forward contracts and financially settled derivative instruments, such as swaps, collars, options and futures, to attempt to reduce the Company’s exposure with respect to:

●	crude oil purchases and sales;
●	fuel product sales and purchases;
●	natural gas purchases;
●	precious metals purchases; and
●	fluctuations in the value of crude oil between geographic regions and between the different types of crude oil such as New York Mercantile Exchange West Texas Intermediate (“NYMEX WTI”), Light Louisiana Sweet, Western Canadian Select (“WCS”), WTI Midland, Mixed Sweet Blend, Magellan East Houston and ICE Brent.

The Company manages its exposure to commodity markets, credit, volumetric and liquidity risks to manage its costs and volatility of cash flows as conditions warrant or opportunities become available. These risks may be managed in a variety of ways that may include the use of derivative instruments. Derivative instruments may be used for the purpose of mitigating risks associated with an asset, liability and anticipated future transactions and the changes in fair value of the Company’s derivative instruments will affect its earnings and cash flows; however, such changes should be offset by price or rate changes related to the underlying commodity or financial transaction that is part of the risk management strategy. The Company does not speculate with derivative instruments or other contractual arrangements that are not associated with its business objectives.

Speculation is defined as increasing the Company’s natural position above the maximum position of its physical assets or trading in commodities, currencies or other risk bearing assets that are not associated with the Company’s business activities and objectives. The Company’s positions are monitored routinely by a risk management committee to ensure compliance with its stated risk management policy and documented risk management strategies. All strategies are reviewed on an ongoing basis by the Company’s risk management committee, which will add, remove or revise strategies in anticipation of changes in market conditions and/or its risk profiles. Such changes in strategies are to position the Company in relation to its risk exposures in an attempt to capture market opportunities as they arise.

As of June 30, 2024 and December 31, 2023, the Company was obligated to repurchase crude oil and refined products from its counterparties, then in effect, at the termination of the Supply and Offtake Agreements in certain scenarios. The Company has determined that the redemption feature on the initially recognized liability related to the Supply and Offtake Agreements is an embedded derivative indexed to commodity prices. As such, the Company has accounted for these embedded derivatives at fair value with changes in the fair value, if any, recorded in Gain (loss) on derivative instruments in the Company’s unaudited condensed consolidated statements of operations.

The Company recognizes all derivative instruments at their fair values (please read Note 10 — “Fair Value Measurements”) as either current assets or derivative liabilities or other noncurrent assets, net or other long-term liabilities in the condensed consolidated balance sheets. Fair value includes any premiums paid or received and unrealized gains and losses. Fair value does not include any amounts receivable from or payable to counterparties, or collateral provided to counterparties. Derivative asset and liability amounts with the same counterparty are netted against each other for financial reporting purposes in accordance with the provisions of our master netting arrangements.

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative assets in the Company’s condensed consolidated balance sheets (in millions):

		June 30, 2024			December 31, 2023
			Gross	Net Amounts		Gross	Net Amounts
			Amounts	of Assets		Amounts	of Assets
			Offset in the	Presented		Offset in the	Presented
		Gross	Condensed	in the	Gross	Condensed	in the
		Amounts of	Consolidated	Condensed	Amounts of	Consolidated	Condensed
	Balance Sheet	Recognized	Balance	Consolidated	Recognized	Balance	Consolidated
	Location	Assets	Sheets	Balance Sheets	Assets	Sheets	Balance Sheets
Derivative instruments not designated as hedges:
Specialty Products and Solutions segment:
Crack spread swaps	Derivative assets / Other noncurrent assets, net	$3.7	$—	$3.7	$11.6	$—	$11.6
Total derivative instruments		$3.7	$—	$3.7	$11.6	$—	$11.6

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative liabilities in the Company’s condensed consolidated balance sheets (in millions):

		June 30, 2024			December 31, 2023
Net Amounts
			Gross	of Liabilities		Gross	Net Amounts
			Amounts	Presented in		Amounts	of Liabilities
			Offset in the	the		Offset in the	Presented in
		Gross	Condensed	Condensed	Gross	Condensed	the
		Amounts of	Consolidated	Consolidated	Amounts of	Consolidated	Condensed
	Balance Sheet	Recognized	Balance	Balance	Recognized	Balance	Consolidated
	Location	Liabilities	Sheets	Sheets	Liabilities	Sheets	Balance Sheets
Derivative instruments not designated as hedges:
Specialty Products and Solutions segment:
Inventory financing obligation	Other long-term liabilities / Obligations under inventory financing agreements	$(6.1)	$—	$(6.1)	$(52.5)	$—	$(52.5)
Total derivative instruments		$(6.1)	$—	$(6.1)	$(52.5)	$—	$(52.5)

Certain of the Company’s outstanding derivative instruments are subject to credit support agreements with the applicable counterparties which contain provisions setting certain credit thresholds above which the Company may be required to post agreed-upon collateral, such as cash or letters of credit, with the counterparty to the extent that the Company’s mark-to-market net liability, if any, on all outstanding derivatives exceeds the credit threshold amount per such credit support agreement. The majority of the credit support agreements covering the Company’s outstanding derivative instruments also contain a general provision stating that if the Company experiences a material adverse change in its business, in the reasonable discretion of the counterparty, the Company’s credit threshold could be lowered by such counterparty. The Company does not expect that it will experience a material adverse change in its business. The cash flow impact of the Company’s derivative activities are included within cash flows from operating activities in the unaudited condensed consolidated statements of cash flows.

Derivative Instruments Not Designated as Hedges

For derivative instruments not designated as hedges, the change in fair value of the asset or liability for the period is recorded to Gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations. Upon the settlement of a derivative not designated as a hedge, the gain or loss at settlement is recorded to Gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations. The Company has entered into crack spread swaps and crude oil basis swaps that do not qualify as cash flow hedges for accounting purposes. However, these instruments provide economic hedges of the purchases and sales of the Company’s natural gas, crude oil, gasoline and refined products.

The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations for the three months ended June 30, 2024 and 2023, related to its derivative instruments not designated as hedges (in millions):

	Amount of Realized Gain (Loss)
	Recognized in Gain (Loss) on		Amount of Unrealized Gain (Loss)
	Derivative		Recognized in Gain (Loss) on Derivative
	Instruments		Instruments
	Three Months Ended June 30,		Three Months Ended June 30,
Type of Derivative	2024	2023	2024	2023
Specialty Products and Solutions segment:
Inventory financing obligation	$(3.4)	$—	$(1.8)	$1.3
Crack spread swaps	8.2	0.2	4.8	12.7
Montana/Renewables segment:
Inventory financing obligation	3.5	—	—	0.1
Total	$8.3	$0.2	$3.0	$14.1

The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations for the six months ended June 30, 2024 and 2023, related to its derivative instruments not designated as hedges (in millions):

	Amount of Realized
	Loss Recognized in Gain (Loss) on		Amount of Unrealized Gain (Loss)
	Derivative		Recognized in Gain (Loss) on Derivative
	Instruments		Instruments
	Six Months Ended June 30,		Six Months Ended June 30,
Type of Derivative	2024	2023	2024	2023
Specialty Products and Solutions segment:
Inventory financing obligation	$(57.7)	$—	$46.6	$(2.7)
Crack spread swaps	7.5	(15.3)	(7.9)	51.5
Montana/Renewables segment:
Inventory financing obligation	5.9	—	—	6.3
Total	$(44.3)	$(15.3)	$38.7	$55.1

Derivative Positions

At June 30, 2024, the Company had the following notional contract volumes related to outstanding derivative instruments:

		Notional Contract Volumes by
		Year of Maturity
	Total
	Outstanding
	Notional	2024	Unit of Measure
Derivative instruments not designated as hedges:
Crack spread swaps - sales	736,000	736,000	Barrels

10. Fair Value Measurements

In accordance with ASC 820, the Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Observable inputs are from sources independent of the Company. Unobservable inputs reflect the

Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. These tiers include the following:

●	Level 1 — inputs include observable unadjusted quoted prices in active markets for identical assets or liabilities
●	Level 2 — inputs include other than quoted prices in active markets that are either directly or indirectly observable
●	Level 3 — inputs include unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

In determining fair value, the Company uses various valuation techniques and prioritizes the use of observable inputs. The availability of observable inputs varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded and other characteristics particular to the instrument. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants and the valuation does not require significant management judgment. For other financial instruments, pricing inputs are less observable in the marketplace and may require management judgment.

Recurring Fair Value Measurements

Derivative Assets and Liabilities

Derivative instruments are reported in the accompanying unaudited condensed consolidated financial statements at fair value. The Company’s derivative instruments consist of over-the-counter contracts, which are not traded on a public exchange. Substantially all of the Company’s derivative instruments are with counterparties that have long-term credit ratings of at least A3 and BBB+ by Moody’s and S&P, respectively.

Commodity derivative instruments are measured at fair value using a market approach. To estimate the fair values of the Company’s commodity derivative instruments, the Company uses the forward rate, the strike price, contractual notional amounts, the risk-free rate of return and contract maturity. Various analytical tests are performed to validate the counterparty data. The fair values of the Company’s derivative instruments are adjusted for nonperformance risk and creditworthiness of the counterparty through the Company’s credit valuation adjustment (“CVA”). The CVA is calculated at the counterparty level utilizing the fair value exposure at each payment date and applying a weighted probability of the appropriate survival and marginal default percentages. The Company uses the counterparty’s marginal default rate and the Company’s survival rate when the Company is in a net asset position at the payment date and uses the Company’s marginal default rate and the counterparty’s survival rate when the Company is in a net liability position at the payment date. As a result of applying the applicable CVA at June 30, 2024 and December 31, 2023, the Company’s net assets and net liabilities changed, in each case, by an immaterial amount.

Observable inputs utilized to estimate the fair values of the Company’s derivative instruments were based primarily on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Based on the use of various unobservable inputs, principally non-performance risk, creditworthiness of the counterparties and unobservable inputs in the forward rate, the Company has categorized these derivative instruments as Level 3. Significant increases (decreases) in any of those unobservable inputs in isolation would result in a significantly lower (higher) fair value measurement. The Company believes it has obtained the most accurate information available for the types of derivative instruments it holds. Please read Note 9 — “Derivatives” for further information on derivative instruments.

Pension Assets

Pension assets are reported at fair value in the accompanying unaudited condensed consolidated financial statements. At June 30, 2024 and December 31, 2023, the Company’s investments associated with its pension plan consisted of (i) cash and cash equivalents, (ii) fixed income bond funds, (iii) mutual equity funds, and (iv) mutual balanced funds. The fixed income bond funds, mutual equity funds, and mutual balanced funds that are measured at fair value using a market approach based on quoted prices from national securities exchanges and are categorized in Level 1 of the fair value hierarchy. The fixed income bond funds, mutual equity funds, and mutual balanced funds that are measured at fair value using a market approach based on prices obtained from an independent pricing service are categorized in Level 2 of the fair value hierarchy.

Liability Awards

Unit-based compensation liability awards are awards that are currently expected to be settled in cash on their vesting dates, rather than in equity units (“Liability Awards”). The Liability Awards are categorized as Level 1 because the fair value of the Liability Awards is based on the Company’s quoted closing unit price as of each balance sheet date.

Precious Metals Obligations

The fair value of precious metals obligations is based upon unadjusted exchange-quoted prices and is, therefore, classified within Level 1 of the fair value hierarchy.

Hierarchy of Recurring Fair Value Measurements

The Company’s recurring assets and liabilities measured at fair value were as follows (in millions):

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets:
Crack spread swaps	$—	$—	$3.7	$3.7	$—	$—	$11.6	$11.6
Total derivative assets	$—	$—	$3.7	$3.7	$—	$—	$11.6	$11.6
Pension plan investments	$3.6	$22.7	$—	$26.3	$3.5	$23.5	$—	$27.0
Total recurring assets at fair value	$3.6	$22.7	$3.7	$30.0	$3.5	$23.5	$11.6	$38.6
Liabilities:
Derivative liabilities:
Inventory financing obligation	$—	$—	$(6.1)	$(6.1)	$—	$—	$(52.5)	$(52.5)
Total derivative liabilities	$—	$—	$(6.1)	$(6.1)	$—	$—	$(52.5)	$(52.5)
Precious metals obligations	(5.7)	—	—	(5.7)	(6.9)	—	—	(6.9)
Liability awards	(47.0)	—	—	(47.0)	(64.2)	—	—	(64.2)
Total recurring liabilities at fair value	$(52.7)	$—	$(6.1)	$(58.8)	$(71.1)	$—	$(52.5)	$(123.6)

The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities (in millions):

	Six Months Ended June 30,
	2024	2023

Fair value at January 1,	$(40.8)	$(73.8)
Realized loss on derivative instruments	(44.3)	(15.3)
Unrealized gain (loss) on derivative instruments	38.7	55.1
Settlements	44.3	15.3
Fair value at June 30,	$(2.1)	$(18.7)
Total gain (loss) included in net income (loss) attributable to changes in unrealized gain (loss) relating to financial assets and liabilities held as of June 30,	$38.7	$55.1

Nonrecurring Fair Value Measurements

Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The Company assesses goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable. The fair value of the reporting units is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, corporate tax structure and product offerings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the reporting unit. These assets would generally be classified within Level 3, in the event that the Company were required to measure and record such assets at fair value within its unaudited condensed consolidated financial statements.

The Company periodically evaluates the carrying value of long-lived assets to be held and used, including definite-lived intangible assets and property, plant and equipment, when events or circumstances warrant such a review. Fair value is determined primarily using anticipated cash flows assumed by a market participant discounted at a rate commensurate with the risk involved and these assets would generally be classified within Level 3, in the event that the Company was required to measure and record such assets at fair value within its unaudited condensed consolidated financial statements.

Estimated Fair Value of Financial Instruments

Cash, cash equivalents and restricted cash

The carrying value of cash, cash equivalents and restricted cash are each considered to be representative of their fair value.

Debt

The estimated fair value of long-term debt at March 31, 2024 and December 31, 2023, consists primarily of senior notes. The estimated fair value of the Company’s 2024 Secured Notes, 2025, 2027, and 2028 Senior Notes, and 2029 Secured Notes defined as Level 2 was based upon quoted prices for identical or similar liabilities in markets that are not active. The carrying value of borrowings, if any, under the Company’s revolving credit facility, MRL revolving credit agreement, MRL asset financing arrangements, MRL term loan credit agreement, finance lease obligations and other obligations are classified as Level 3. Please read Note 8 — “Long-Term Debt” for further information on long-term debt.

The Company’s carrying value and estimated fair value of the Company’s financial instruments, carried at adjusted historical cost, were as follows (in millions):

	June 30, 2024			December 31, 2023
	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Instrument:
2024 Secured Notes, 2025 Notes, 2027 Notes, 2028 Notes, and 2029 Secured Notes	2	$1,181.4	$1,204.4	$1,247.2	$1,232.3
Revolving credit facility	3	$315.1	$311.3	$136.7	$134.4
MRL revolving credit agreement	3	$6.4	$5.8	$13.0	$12.4
MRL term loan credit agreement	3	$74.1	$71.6	$74.4	$71.6
Shreveport terminal asset financing arrangement	3	$46.9	$46.3	$50.8	$50.1
MRL asset financing arrangements	3	$376.6	$373.6	$384.6	$381.6
Finance leases and other obligations	3	$2.5	$2.5	$3.0	$3.0

11. Earnings Per Unit

The following table sets forth the computation of basic and diluted earnings per limited partner unit (in millions, except unit and per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Numerator for basic and diluted earnings per limited partner unit:
Net loss	$(39.1)	$(22.3)	$(80.7)	$(3.7)
Less:
General partner’s interest in net loss	(0.8)	(0.5)	(1.6)	(0.1)
Net loss attributable to limited partners	$(38.3)	$(21.8)	$(79.1)	$(3.6)
Denominator for earnings per limited partner unit:
Basic and diluted weighted average limited partner units outstanding (1)	80,555,587	80,152,648	80,453,995	79,992,637
Limited partners’ interest basic and diluted net loss per unit:
Limited partners’ interest	$(0.48)	$(0.27)	$(0.98)	$(0.05)
(1)	Total diluted weighted average limited partner units outstanding excludes a de-minimis amount of potentially dilutive phantom units which would have been anti-dilutive for the three and six months ended June 30, 2024 and 2023, respectively.

12. Segments and Related Information

Segment Reporting

The Company determines its reportable segments based on how the business is managed internally for the products sold to customers, including how results are reviewed and resources are allocated by the chief operating decision maker (“CODM”). The Company’s operations are managed by the CODM using the following reportable segments:

●	Specialty Products and Solutions. The Specialty Products and Solutions segment consists of our customer-focused solutions and formulations businesses, covering multiple specialty product lines, anchored by our unique integrated complex in Northwest Louisiana. In this segment, we manufacture and market a wide variety of solvents, waxes, customized lubricating oils, white oils, petrolatums, gels, esters, and other products. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for consumer-facing and industrial products.
●	Montana/Renewables. The Montana/Renewables segment is composed of our Great Falls specialty asphalt facility and our Montana Renewables facility. At our Montana Renewables facility, we process a variety of geographically advantaged renewable feedstocks into renewable diesel, sustainable aviation fuel, renewable hydrogen, renewable natural gas, renewable propane, and renewable naphtha that are distributed into renewable markets in the western half of North America. At our Montana specialty asphalt facility, we process Canadian crude oil into conventional gasoline, diesel, jet fuel and specialty grades of asphalt, with production sized to serve local markets.
●	Performance Brands. The Performance Brands segment includes our fast-growing portfolio of high-quality, high-performing brands. In this segment, we blend, package, and market high performance products through our Royal Purple, Bel-Ray, and TruFuel brands.
●	Corporate. The Corporate segment primarily consists of general and administrative expenses not allocated to the Montana/Renewables, Specialty Products and Solutions, or Performance Brands segments.

The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies as disclosed in Note 2 — “Summary of Significant Accounting Policies,” of the 2023 Annual Report, except that the disaggregated financial results for the reporting segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting internal operating decisions. The Company accounts for inter-segment sales and transfers using market-based transfer pricing. The Company will periodically refine its expense allocation methodology for its segment reporting as more specific information becomes available and the industry or market changes. The Company evaluates performance based upon Adjusted EBITDA (a non-GAAP financial measure). The Company defines Adjusted EBITDA for any period as EBITDA adjusted for (a) impairment; (b) unrealized gains and losses from mark-to-market accounting for hedging activities; (c) realized gains and losses under derivative instruments excluded from the determination of net income (loss); (d) non-cash equity-based compensation expense and other non-cash items (excluding items such as accruals of cash expenses in a future period or amortization of a prepaid cash expense) that were deducted in computing net income (loss); (e) debt refinancing fees, extinguishment costs, premiums and penalties; (f) any net gain or loss realized in connection with an asset sale that was deducted in computing net income (loss); (g) amortization of turnaround costs; (h) LCM inventory adjustments; (i) the impact of liquidation of inventory layers calculated using the LIFO method; (j) RINs mark-to-market adjustments; and (k) all extraordinary, unusual or non-recurring items of gain or loss, or revenue or expense.

Reportable segment information for the three and six months ended June 30, 2024 and 2023, is as follows (in millions):

	Specialty
	Products and	Performance	Montana/			Consolidated
Three Months Ended June 30, 2024	Solutions	Brands	Renewables	Corporate	Eliminations	Total
Sales:
External customers	$746.2	$96.1	$291.4	$—	$—	$1,133.7
Inter-segment sales	7.0	0.1	—	—	(7.1)	—
Total sales	$753.2	$96.2	$291.4	$—	$(7.1)	$1,133.7

Adjusted EBITDA	$65.8	$14.1	$7.6	$(20.7)	$—	$66.8
Reconciling items to net loss:
Depreciation and amortization	18.1	2.2	25.4	0.2	—	45.9
LCM / LIFO (gain) loss	0.7	(0.2)	(10.0)	—	—	(9.5)
Interest expense	3.9	0.1	16.0	36.8	—	56.8
Debt extinguishment costs	0.1	—	—	—	—	0.1
Unrealized gain on derivatives	(3.0)	—	—	—	—	(3.0)
RINs mark-to-market loss	8.4	—	3.8	—	—	12.2
Other non-recurring income						(0.8)
Equity-based compensation and other items						4.7
Income tax expense						0.5
Noncontrolling interest adjustments						(1.0)
Net loss						$(39.1)

Capital expenditures	$17.5	$0.3	$5.2	$1.7	$—	$24.7
PP&E, net	$363.0	$32.5	$1,068.2	$3.5	$—	$1,467.2

	Specialty
	Products and	Performance	Montana/			Consolidated
Three Months Ended June 30, 2023 (As Restated)	Solutions (1)	Brands	Renewables	Corporate	Eliminations	Total
Sales:
External customers	$684.1	$85.5	$248.2	$—	$—	$1,017.8
Inter-segment sales	5.2	0.1	—	—	(5.3)	—
Total sales	$689.3	$85.6	$248.2	$—	$(5.3)	$1,017.8

Adjusted EBITDA	$61.0	$12.2	$13.0	$(18.1)	$—	$68.1
Reconciling items to net loss:
Depreciation and amortization	19.3	2.4	20.9	0.2	—	42.8
LCM / LIFO (gain) loss	1.5	0.6	(7.9)	—	—	(5.8)
Interest expense	6.8	0.1	17.5	31.4	—	55.8
Debt extinguishment costs	—	—	—	5.2	—	5.2
Unrealized gain on derivatives	(14.0)	—	(0.1)	—	—	(14.1)
RINs mark-to-market loss	2.2	—	1.4	—	—	3.6
Other non-recurring expenses						3.6
Equity-based compensation and other items						(1.9)
Income tax expense						0.4
Noncontrolling interest adjustments						0.8
Net loss						$(22.3)

Capital expenditures	$18.5	$0.3	$64.7	$0.2	$—	$83.7
PP&E, net	$379.9	$33.4	$1,120.9	$2.2	$—	$1,536.4

	Specialty
	Products and	Performance	Montana/			Consolidated
Six Months Ended June 30, 2024	Solutions	Brands	Renewables	Corporate	Eliminations	Total
Sales:
External customers	$1,427.8	$175.8	$535.9	$—	$—	$2,139.5
Inter-segment sales	12.0	0.2	—	—	(12.2)	—
Total sales	$1,439.8	$176.0	$535.9	$—	$(12.2)	$2,139.5

Adjusted EBITDA	$107.6	$27.5	$(6.9)	$(39.8)	$—	$88.4
Reconciling items to net loss:
Depreciation and amortization	35.7	4.3	50.8	0.5	—	91.3
LCM / LIFO (gain) loss	(2.9)	—	2.4	—	—	(0.5)
Interest expense	11.7	0.1	33.0	72.8	—	117.6
Debt extinguishment costs	0.1	—	—	0.2	—	0.3
Unrealized gain on derivatives	(38.7)	—	—	—	—	(38.7)
RINs mark-to-market gain	(39.5)	—	(19.4)	—	—	(58.9)
Other non-recurring expenses						60.0
Equity-based compensation and other items						(2.6)
Income tax expense						0.7
Noncontrolling interest adjustments						(0.1)
Net loss						$(80.7)

Capital expenditures	$31.6	$0.6	$16.2	$1.8	$—	$50.2
PP&E, net	$363.0	$32.5	$1,068.2	$3.5	$—	$1,467.2

	Specialty
	Products and	Performance	Montana/			Consolidated
Six Months Ended June 30, 2023 (As Restated)	Solutions	Brands (2)	Renewables (3)	Corporate	Eliminations	Total
Sales:
External customers	$1,422.8	$164.3	$468.0	$—	$—	$2,055.1
Inter-segment sales	10.6	0.1	—	—	(10.7)	—
Total sales	$1,433.4	$164.4	$468.0	$—	$(10.7)	$2,055.1

Adjusted EBITDA	$137.0	$28.6	$17.8	$(38.0)	$—	$145.4
Reconciling items to net loss:
Depreciation and amortization	35.2	4.9	39.4	0.5	—	80.0
LCM / LIFO loss	2.7	2.1	9.1	—	—	13.9
Interest expense	13.3	0.1	29.9	61.7	—	105.0
Debt extinguishment costs	—	—	—	5.2	—	5.2
Unrealized gain on derivatives	(48.8)	—	(6.3)	—	—	(55.1)
RINs mark-to-market gain	(28.6)	—	(13.9)	—	—	(42.5)
Other non-recurring expenses						33.1
Equity-based compensation and other items						7.2
Income tax expense						0.9
Noncontrolling interest adjustments						1.4
Net loss						$(3.7)

Capital expenditures	$40.0	$1.0	$179.9	$0.3	$—	$221.2
PP&E, net	$379.9	$33.4	$1,120.9	$2.2	$—	$1,536.4
(1)	For the three and six months ended June 30, 2023, Adjusted EBITDA for the Specialty Products and Solutions segment included a $1.3 million and $2.4 million gain, respectively, recorded in cost of sales in the unaudited condensed consolidated statements of operations for proceeds received under the Company’s property damage insurance policy.

(2)	For the six months ended June 30, 2023, Adjusted EBITDA for the Performance Brands segment included a $5.0 million gain recorded in cost of sales in the unaudited condensed consolidated statements of operations for proceeds received under the Company’s business interruption insurance policy.
(3)	For the six months ended June 30, 2023, Adjusted EBITDA for the Montana/Renewables segment excluded a $28.4 million charge to cost of sales in the unaudited condensed consolidated statements of operations for losses under firm purchase commitments.

Geographic Information

International sales accounted for less than ten percent of consolidated sales in the three and six months ended June 30, 2024 and 2023.

Product Information

The Company offers specialty, fuels, renewable fuels and packaged products primarily in categories consisting of lubricating oils, solvents, waxes, gasoline, diesel, jet fuel, asphalt, heavy fuel oils, renewable fuels, high-performance branded products, and other specialty and fuels products. The following table sets forth the major product category sales for each segment for the three months ended June 30, 2024 and 2023 (dollars in millions):

	Three Months Ended June 30,
	2024		2023
Specialty Products and Solutions:
Lubricating oils	$215.9	19.0%	$186.3	18.3%
Solvents	109.5	9.7%	96.2	9.5%
Waxes	40.1	3.5%	40.2	3.9%
Fuels, asphalt and other by-products	380.7	33.6%	361.4	35.5%
Total	$746.2	65.8%	$684.1	67.2%
Montana/Renewables:
Gasoline	$37.6	3.3%	$40.7	4.0%
Diesel	29.0	2.6%	35.9	3.5%
Jet fuel	4.9	0.4%	5.6	0.6%
Asphalt, heavy fuel oils and other	37.1	3.3%	37.8	3.7%
Renewable fuels	182.8	16.1%	128.2	12.6%
Total	$291.4	25.7%	$248.2	24.4%

Performance Brands:	$96.1	8.5%	$85.5	8.4%

Consolidated sales	$1,133.7	100.0%	$1,017.8	100.0%

	Six Months Ended June 30,
	2024		2023
Specialty Products and Solutions:
Lubricating oils	$405.6	19.0%	$401.4	19.5%
Solvents	211.9	9.9%	202.8	9.9%
Waxes	79.1	3.7%	84.4	4.1%
Fuels, asphalt and other by-products	731.2	34.2%	734.2	35.7%
Total	$1,427.8	66.8%	$1,422.8	69.2%
Montana/Renewables:
Gasoline	$69.2	3.2%	$83.6	4.1%
Diesel	56.9	2.7%	68.8	3.3%
Jet fuel	9.5	0.4%	10.5	0.5%
Asphalt, heavy fuel oils and other	67.2	3.1%	58.3	2.8%
Renewable fuels	333.1	15.6%	246.8	12.1%
Total	$535.9	25.0%	$468.0	22.8%

Performance Brands:	$175.8	8.2%	$164.3	8.0%

Consolidated sales	$2,139.5	100.0%	$2,055.1	100.0%

Major Customers

During the three and six months ended June 30, 2024 and 2023, the Company had no customer that represented 10% or greater of consolidated sales.

Major Suppliers

During the three and six months ended June 30, 2024, the Company had three suppliers that supplied approximately 86.2% and 80.0%, respectively, of its crude oil supply. During the three and six months ended June 30, 2023, the Company had two suppliers that supplied approximately 91.1% and 92.8%, respectively, of its crude oil supply.

13. Unrestricted Subsidiaries

As defined in the indentures governing the Company’s outstanding senior notes, an unrestricted subsidiary means MRHL, MRL and any other subsidiary of the Company, other than Calumet Finance Corp., that is designated by the Company’s general partner’s board of directors as an unrestricted subsidiary, but only to the extent that such subsidiary:

●	has no indebtedness other than non-recourse debt owing to any person other than the Company or any of its restricted subsidiaries, except to the extent permitted by the indentures of the senior notes;
●	is not party to any agreement, contract, arrangement or understanding with the Company or any restricted subsidiary of the Company unless the terms of any such agreement, contract, arrangement or other understanding are no less favorable to the Company or such restricted subsidiary than those that might be obtained at the time from persons who are not affiliates of the Company, except to the extent permitted by the indentures of the senior notes;
●	is a person with respect to which neither the Company nor any of its restricted subsidiaries has any direct or indirect obligation (a) to subscribe for additional equity interests or (b) to maintain or preserve such person’s financial condition or to cause such person to achieve any specified levels of operating results, except to the extent permitted by the indentures of the senior notes; and
●	has not guaranteed or otherwise directly or indirectly provided credit support for any indebtedness of the Company or any of its restricted subsidiaries.

As of June 30, 2024 and December 31, 2023, respectively, MRHL and MRL were the only unrestricted subsidiaries of the Company. In accordance with the indentures governing the Company’s outstanding senior notes, the following tables set forth certain financial information of (i) the Company and its restricted subsidiaries, on a combined basis, (ii) the Company’s unrestricted subsidiaries, on a combined basis, and (iii) the Company and its subsidiaries, on a consolidated basis, in each case, as of June 30, 2024 and December 31, 2023, respectively.

	Parent
	Company and
	Restricted	Unrestricted		Consolidated
June 30, 2024	Subsidiaries	Subsidiaries	Eliminations	Total
Cash and cash equivalents	$6.4	$0.6	$—	$7.0
Accounts receivable - trade	$276.3	$30.6	$—	$306.9
Accounts receivable - other	$19.6	$13.1	$—	$32.7
Inventory	$350.3	$44.5	$—	$394.8
Prepaid expenses and other current assets	$27.4	$23.1	$—	$50.5
Property, plant and equipment, net	$715.2	$752.0	$—	$1,467.2
Other noncurrent assets, net	$395.5	$12.6	$—	$408.1
Accounts payable	$305.5	$421.4	$(384.6)	$342.3
Accrued interest payable	$48.3	$1.2	$—	$49.5
Obligations under inventory financing agreements	$—	$34.9	$—	$34.9
Other current liabilities	$91.9	$5.2	$—	$97.1
Current portion of long-term debt	$372.5	$17.9	$—	$390.4
Other long-term liabilities	$144.6	$1.9	$—	$146.5
Long-term debt	$1,191.8	$531.8	$(98.5)	$1,625.1
Redeemable noncontrolling interest	$—	$245.6	$—	$245.6
Partners’ capital (deficit)	$(164.2)	$(383.4)	$(18.8)	$(566.4)

	Parent
	Company and
	Restricted	Unrestricted		Consolidated
December 31, 2023	Subsidiaries	Subsidiaries	Eliminations	Total
Cash and cash equivalents	$7.3	$0.6	$—	$7.9
Accounts receivable - trade	$230.7	$21.7	$—	$252.4
Accounts receivable - other	$24.8	$9.0	$—	$33.8
Inventory	$353.1	$86.3	$—	$439.4
Prepaid expenses and other current assets	$14.6	$37.0	$—	$51.6
Property, plant and equipment, net	$731.7	$774.6	$—	$1,506.3
Other noncurrent assets, net	$436.9	$13.4	$—	$450.3
Accounts payable	$282.4	$333.3	$(293.7)	$322.0
Accrued interest payable	$47.8	$0.9	$—	$48.7
Obligations under inventory financing agreements	$126.0	$64.4	$—	$190.4
Other current liabilities	$104.5	$27.0	$—	$131.5
Current portion of long-term debt	$38.8	$16.9	$—	$55.7
Other long-term liabilities	$50.6	$3.0	$—	$53.6
Long-term debt	$1,381.0	$548.7	$(100.0)	$1,829.7
Redeemable noncontrolling interest	$—	$245.6	$—	$245.6
Partners’ capital (deficit)	$(174.3)	$(297.2)	$(18.8)	$(490.3)

The following table sets forth certain financial information of the Company’s unrestricted subsidiaries, on a combined basis, for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions, except unit and per unit data)
Sales	$182.9	$128.2	$333.2	$246.8
Cost of sales	179.2	136.6	363.2	307.2
Gross profit (loss)	3.7	(8.4)	(30.0)	(60.4)
Operating costs and expenses:
General and administrative	6.9	5.6	13.4	9.3
Other operating expense	1.3	0.8	2.8	3.8
Operating loss	(4.5)	(14.8)	(46.2)	(73.5)

Other income (expense):
Interest expense	(21.9)	(23.9)	(46.5)	(36.9)
Gain (loss) on derivative instruments	3.5	(2.9)	5.9	1.3
Other income	0.2	0.1	0.5	0.1
Total other expense	(18.2)	(26.7)	(40.1)	(35.5)
Net loss	$(22.7)	$(41.5)	$(86.3)	$(109.0)

14. Redeemable Noncontrolling Interest

On August 5, 2022 (the “Closing Date”), MRHL issued and sold 12,500,000 preferred units (“Preferred Units”) in MRHL to an affiliate of Warburg Pincus LLC for $250.0 million for an immediate cash payment of $200.0 million and the agreement to pay the remaining $50.0 million in cash not later than October 3, 2022 (the “Deferred Purchase Price”) in exchange for a Percentage Interest of 14.2% in MRHL. The Company received the cash payment for the Deferred Purchase Price on October 3, 2022. The Preferred Units are not interest bearing and carry certain minimum return thresholds.

Holders of the Preferred Units are entitled to receive a preferred return equal to the greater of (i) an internal rate of return, or IRR (as defined in the Second Amended and Restated Limited Liability Company Agreement of MRHL (the “Second A&R LLC Agreement”), equal to 8.0% and (ii) a multiple on invested capital, or MOIC (as defined in the Second A&R LLC Agreement), initially equal to 1.35 and increasing by 0.01 each anniversary of the Closing Date up to a maximum MOIC equal to 1.40 on or after the fifth anniversary of the Closing Date (the “Preferred Return”). Pursuant to the Second A&R LLC Agreement, MRHL is required to distribute all Available Cash (as defined in the Second A&R LLC Agreement), to the members of MRHL (the “Members”) in the following priority: (i) 37.5% to the holders of the Preferred Units and 62.5% to all other Members pro rata based on their Percentage Interests (as defined in the Second A&R LLC Agreement) until the holders of the Preferred Units receive the Preferred Return and (ii) thereafter, 100.0% to the Members pro rata based on their Percentage Interests. Additionally, pursuant to the Second A&R LLC Agreement the Company is required to make distributions to the members sufficient to enable them to pay, on a quarterly basis, federal, state and local taxes arising from the allocations made to such members. Further, such distributions are determined by the Company and shall be made within thirty (30) days after the close of each applicable quarter. Any tax liability distributions shall be treated as an advance against, and shall reduce the amount of, the next distribution that the members would otherwise receive pursuant to the agreement.

At any time following the fifth anniversary of the Closing Date, if MRHL has not had an Initial Public Offering or Change of Control (each as defined in the Second A&R LLC Agreement), Warburg has the right to initiate an Initial Public Offering or Change of Control transaction pursuant to the terms of the Second A&R LLC Agreement. Upon the closing of a Qualified Initial Public Offering (as defined in the Second A&R LLC Agreement), each of MRHL and Warburg have the right to elect to convert all (but not less than all) of the Preferred Units (i) first by MRHL paying each holder of Preferred Units an amount in cash equal to such holder’s Preferred Return (to the extent not already paid) and (ii) thereafter, the Preferred Units automatically convert into the same number of common units of MRHL and will be entitled to participate in any distributions of Available Cash to the Members in proportion to their respective Percentage Interests. The Second A&R LLC Agreement also provides certain drag-along rights in connection with a Change of Control, subject to a minimum preferred return requirement for certain transactions that are consummated before the third anniversary of the Closing Date.

The redeemable noncontrolling interest in MRHL is reflected as temporary equity in the condensed consolidated balance sheets due to the redemption features described above and included a balance of $245.6 million as of June 30, 2024 and December 31, 2023, respectively, which represents the amount recorded for the Preferred Units at their issuance date fair value, net of issuance costs. As of the reporting date, there are no triggering, change of control, early redemption or monetization events that are probable that would require us to revalue the Preferred Units.

15. Subsequent Events

On July 10, 2024, the Company completed the previously reported conversion transaction (the “Conversion”), pursuant to which Calumet, Inc. became the parent holding company of the Company and its subsidiaries. In connection with the Conversion, Calumet, Inc. issued (i) approximately 80.4 million shares of common stock to holders of the Company’s common units; and (ii) 5.5 million shares of common stock and 2.0 million warrants to the former owners of the General Partner of the Partnership.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The historical unaudited condensed consolidated financial statements included in this Quarterly Report reflect all of the assets, liabilities and results of operations of Calumet Specialty Products Partners, L.P. (“Calumet,” the “Company,” “we,” “our,” or “us”). The following discussion analyzes the financial condition and results of operations of the Company for the three and six months ended June 30, 2024. Unitholders should read the following discussion and analysis of our financial condition and results of operations in conjunction with our 2023 Annual Report and our historical unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report.

Overview

We manufacture, formulate and market a diversified slate of specialty branded products and renewable fuels to customers across a broad range of consumer-facing and industrial markets. We are headquartered in Indianapolis, Indiana and operate twelve facilities throughout North America.

Our operations are managed using the following reportable segments: Specialty Products and Solutions; Performance Brands; Montana/Renewables; and Corporate. For additional information, see Note 12 — “Segments and Related Information” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.” In our Specialty Products and Solutions segment, we manufacture and market a wide variety of solvents, waxes, customized lubricating oils, white oils, petrolatums, gels, esters, and other products. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for consumer-facing and industrial products. In our Performance Brands segment, we blend, package and market high performance products through our Royal Purple, Bel-Ray, and TruFuel brands. Our Montana/Renewables segment is comprised of two facilities — renewable fuels and specialty asphalt. At our Great Falls renewable fuels facility, we process a variety of geographically advantaged renewable feedstocks into renewable diesel, sustainable aviation fuel, renewable hydrogen, renewable natural gas, renewable propane, and renewable naphtha that are distributed into renewable markets in the western half of North America. At our Montana specialty asphalt facility, we process Canadian crude oil into conventional gasoline, diesel, jet fuel and specialty grades of asphalt, with production sized to serve local markets. Our Corporate segment primarily consists of general and administrative expenses not allocated to the Specialty Products and Solutions, Performance Brands or Montana/Renewables segments.

Recent Developments

On July 10, 2024, the Company completed the previously announced conversion transaction contemplated by the Conversion Agreement, dated as of February 9, 2024 (as amended, the “Conversion Agreement”), by and among the Company, the General Partner, Calumet, Inc. (“New Calumet”), Calumet Merger Sub I LLC (“Merger Sub I”), Calumet Merger Sub II LLC (“Merger Sub II”) and the other parties thereto, including The Heritage Group (the “Sponsor Parties”). Pursuant to the Conversion Agreement, (a) Merger Sub II merged with and into the Company, with the Company continuing as the surviving entity and a wholly owned subsidiary of New Calumet, and all of the common units were exchanged into the right to receive an equal number of shares of common stock, par value $0.01 per share, of New Calumet (“Common Stock”) and (b) Merger Sub I merged with and into the General Partner, with the General Partner continuing as the surviving entity and a wholly owned subsidiary of New Calumet, and all outstanding equity interests of the General Partner were exchanged into the right to receive an aggregate of 5,500,000 shares of Common Stock and 2,000,000 warrants to purchase Common Stock.

Second Quarter 2024 Update

Outlook and Trends

During the second quarter of 2024, our business continued to benefit from an attractive margin environment in our Specialty Products and Solutions and Performance Brands segments. Demand for our products in these businesses remained strong in comparison to historical averages and we continue to leverage the benefits of our fully integrated specialty business in this market. As expected, margins continue to normalize relative to the record highs experienced in the second half of 2022 and early 2023, which we expect to continue for the remainder of the year, particularly for our fuel based products. Further, we believe low unemployment and stabilizing raw material and packaging costs point to a continuation of healthy demand for the majority of our products. While the risk of recession and inflation continue to be monitored, our plants and the industry are expected to operate at high rates to meet market demand.

In our Montana/Renewables segment, we continue to see strong demand for our renewable fuel products. We maintain our outlook of strong demand for renewable fuel products, including those we produce at our Montana Renewables facility. We believe demand for renewable fuel products will only continue to grow as a result of the rapid expansion of corporate decarbonization targets, broad sustainability initiatives, and governmental mandates and incentives that have been passed or announced by national, state, and provincial jurisdictions across the globe. In light of the global decarbonization initiatives, forecasts of future availability still fall short of the necessary emissions reductions that would be required to reach established net-zero goals, as adequate supply does not exist yet. For example, our Montana Renewables facility is one of the only facilities in Norh America capable of SAF production at scale in North America today. We believe that our position as a first-mover makes us the key producer for potential offtake partners to help them reach their announced targets. Despite periodic WCS inflationary pressure, our Montana specialty asphalt facility remains strategically advantaged due to its local access to cost-advantaged Canadian conventional crude oil, while producing additional fuels and refined products for delivery into the regional market. Due to its strategic location and logistical capabilities, we believe that our Montana specialty asphalt facility is well-positioned to continue to serve long-standing customers in the regional market.

As we have experienced in the past several years, our integrated business model and diversified product portfolio provides an advantaged response to changing market conditions. While we are not immune to the impacts of an economic downturn, we believe our specialty business is well positioned in periods of raw material volatility, which can negatively impact short-term margins, and a variety of economic conditions.

Contingencies

For a summary of litigation and other contingencies, please read Note 6 — “Commitments and Contingencies” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.” Based on information available to us at the present time, we do not believe that any liabilities beyond the amounts already accrued, which may result from these contingencies, will have a material adverse effect on our liquidity, financial condition or results of operations.

Financial Results

We reported a net loss of $39.1 million in the second quarter 2024 versus a net loss of $22.3 million in the second quarter 2023. We reported Adjusted EBITDA (as defined in Note 12 — “Segments and Related Information” under Part I, Item 1 “Financial Statements - Notes to Unaudited Condensed Consolidated Financial Statements”) of $66.8 million in the second quarter 2024 versus $68.1 million in the second quarter 2023. We generated cash from operating activities of $66.5 million in the second quarter 2024 versus using cash from operating activities of $25.9 million in the second quarter of 2023.

Please read Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for a reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net income (loss), our most directly comparable financial performance measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”).

Specialty Products and Solutions segment Adjusted EBITDA was $65.8 million in the second quarter 2024 versus $61.0 million in the second quarter 2023. Compared to the second quarter of 2023, Specialty Products and Solutions second quarter 2024 segment Adjusted EBITDA was favorably impacted by higher throughput volumes as a result of improved operational performance and the absence of the planned turnaround completed at our Cotton Valley facility during the prior year period. Current period results in our fuels business were unfavorably impacted by a lower commodity margin environment.

Montana/Renewables segment Adjusted EBITDA was $7.6 million in the second quarter 2024 versus $13.0 million in the second quarter 2023. Our current quarter results were favorably impacted by strong production of renewable fuels, including SAF, driven by consistent and on plan operating performance in our renewables business. Results for the segment were offset by a tighter WCS spread, a late start to the retail paving season, and declining fuels cracks.

Performance Brands segment Adjusted EBITDA was $14.1 million in the second quarter 2024 versus $12.2 million in the second quarter 2023. Results in our Performance Brands segment were favorably impacted from the strong volume growth across high performance products, in particular our TruFuel product line and our integrated industrial business. This segment continues to benefit from strong unit margins, reflective of stabilized input costs in our branded and consumer markets.

Total Corporate costs represented a loss of $20.7 million of Adjusted EBITDA in the second quarter 2024 versus a loss of $18.1 million of Adjusted EBITDA in the second quarter 2023 due to higher labor and benefits related expenses.

Liquidity Update

As of June 30, 2024, we had total liquidity of $218.5 million comprised of $7.0 million of unrestricted cash and $211.5 million of availability under our credit facilities. As of June 30, 2024, our revolving credit facilities had a $575.3 million borrowing base, $42.3 million in outstanding standby letters of credit and other reserves and $321.5 million of outstanding borrowings. We believe we will continue to have sufficient liquidity from cash on hand, projected cash flow from operations, borrowing capacity and other means by which to meet our financial commitments, debt service obligations, contingencies, and anticipated capital expenditures for at least the next 12 months. Please read Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information.

Renewable Fuel Standard Update

Along with the broader refining industry, we remain subject to compliance costs under the RFS unless or until we receive a small refinery exemption from the EPA, which we have historically received. Administered by the EPA, the RFS provides annual requirements for the total volume of renewable transportation fuels that are mandated to be blended into finished transportation fuels. If a refiner does not meet its required annual Renewable Volume Obligation, the refiner can purchase blending credits in the open market, referred to as RINs.

During the second quarter 2024, we recorded an accrued expense of $20.2 million for RINs, as compared to an accrued expense of $20.5 million for RINs in the second quarter 2023. Our gross RINs Obligation, which includes RINs that are required to be secured through either our own blending or through the purchase of RINs in the open market, is spread across four compliance categories (D3, D4, D5 and D6). The gross RINs obligations may be satisfied by our own renewables blending, RIN purchases, or receipt of small refinery exemptions.

Expenses related to RFS compliance have the potential to remain a significant expense for our two segments containing fuels products. If legal or regulatory changes occur that have the effect of increasing our RINs Obligation or eliminating or narrowing the availability of the small refinery exemption under the RFS program, we could be required to purchase additional RINs in the open market, which may materially increase our costs related to RFS compliance and could have a material adverse effect on our results of operations and liquidity.

See Note 2 — “Summary of Significant Accounting Policies” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report for further information on the Company’s RINs obligation.

Unrestricted Subsidiaries

See Note 13 — “Unrestricted Subsidiaries” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report for further information regarding certain financial information of our unrestricted subsidiaries.

Key Performance Measures

Our sales and results of operations are principally affected by demand for specialty products, fuel product demand, renewable fuel product demand, global fuel crack spreads, the price of natural gas used as fuel in our operations, our ability to operate our production facilities at high utilization, and our results from derivative instrument activities.

Our primary raw materials are crude oil, renewable feedstocks, and other specialty feedstocks, and our primary outputs are specialty consumer-facing and industrial products, specialty branded products, fuel products, and renewable fuel products. The prices of crude oil, specialty products, fuel products, and renewable fuel products are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of factors beyond our control. We monitor these risks and from time-to-time enter into derivative instruments designed to help mitigate the impact of commodity price fluctuations on our business. The primary purpose of our commodity risk management activities is to economically hedge our cash flow exposure to commodity price risk. We also may hedge when market conditions exist that we believe to be out of the ordinary and particularly supportive of our financial goals. We enter into derivative contracts for future periods in quantities that do not exceed our projected purchases of crude oil and natural gas and sales of fuel and renewable fuel products. Please read Note 9 — “Derivatives” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.

Our management uses several financial and operational measurements to analyze our performance. These measurements include the following:

●	sales volumes;
●	segment gross profit;
●	segment Adjusted gross profit;
●	segment Adjusted EBITDA; and
●	selling, general and administrative expenses.

Sales volumes. We view the volumes of Specialty Products and Solutions products, Montana/Renewables products and Performance Brands products sold as an important measure of our ability to effectively utilize our operating assets. Our ability to meet the demands of our customers is driven by the volumes of feedstocks that we run at our facilities. Higher volumes improve profitability both through the spreading of fixed costs over greater volumes and the additional gross profit achieved on the incremental volumes.

Segment gross profit. Specialty Products and Solutions, Montana/Renewables and Performance Brands products gross profit are important measures of profitability of our segments. We define gross profit as sales less the cost of crude oil and other feedstocks, LCM/LIFO adjustments, and other production-related expenses, the most significant portion of which includes labor, plant fuel, utilities, contract services, maintenance, transportation, RINs, depreciation and amortization and processing materials. We use gross profit as an indicator of our ability to manage margins in our business over the long-term. The increase or decrease in selling prices typically lags behind the rising or falling costs, respectively, of feedstocks throughout our business. Other than plant fuel, RINs mark-to-market adjustments, and LCM/LIFO adjustments, production related expenses generally remain stable across broad ranges but can fluctuate depending on maintenance activities performed during a specific period.

Segment Adjusted gross profit. Specialty Products and Solutions, Montana/Renewables and Performance Brands products segment Adjusted gross profit measures are useful as they exclude transactions not related to our core cash operating activities and provide metrics to analyze the profitability of the core cash operations of our segments. We define segment Adjusted gross profit as segment gross profit excluding the impact of (a) LCM inventory adjustments; (b) the impact of liquidation of inventory layers calculated using the LIFO method; (c) RINs mark-to-market adjustments; (d) depreciation and amortization; and (e) all extraordinary, unusual or non-recurring items of revenue or cost of sales.

Segment Adjusted EBITDA. We believe that Specialty Products and Solutions, Montana/Renewables and Performance Brands segment Adjusted EBITDA measures are useful as they exclude transactions not related to our core cash operating activities and provide metrics to analyze our ability to pay interest to our noteholders. Adjusted EBITDA allows us to meaningfully analyze the trends and performance of our core cash operations as well as to make decisions regarding the allocation of resources to segments. Corporate Adjusted EBITDA primarily reflects general and administrative costs.

Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023

Production Volume. The following table sets forth information about our continuing operations. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased blendstocks such as ethanol and specialty blendstocks, as well as the resale of crude oil.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change

	(In bpd)			(In bpd)
Total sales volume (1)	90,242	79,266	13.8%	86,922	78,071	11.3%
Total feedstock runs (2)	86,254	74,383	16.0%	78,901	72,979	8.1%
Facility production: (3)
Specialty Products and Solutions:
Lubricating oils	12,266	10,495	16.9%	11,727	10,396	12.8%
Solvents	7,797	6,053	28.8%	7,488	7,181	4.3%
Waxes	1,660	1,314	26.3%	1,534	1,344	14.1%
Fuels, asphalt and other by-products	39,690	36,093	10.0%	35,802	35,288	1.5%
Total Specialty Products and Solutions	61,413	53,955	13.8%	56,551	54,209	4.3%
Montana/Renewables:
Gasoline	3,501	3,662	(4.4)%	3,524	4,032	(12.6)%
Diesel	2,905	3,105	(6.4)%	2,804	2,879	(2.6)%
Jet fuel	713	392	81.9%	534	450	18.7%
Asphalt, heavy fuel oils and other	4,076	4,728	(13.8)%	4,112	4,480	(8.2)%
Renewable fuels	11,797	7,312	61.3%	10,020	6,177	62.2%
Total Montana/Renewables	22,992	19,199	19.8%	20,994	18,018	16.5%

Performance Brands	1,895	1,459	29.9%	1,739	1,528	13.8%

Total facility production (3)	86,300	74,613	15.7%	79,284	73,755	7.5%
(1)	Total sales volume includes sales from the production at our facilities and certain third-party facilities pursuant to supply and/or processing agreements, sales of inventories and the resale of crude oil to third-party customers. Total sales volume includes the sale of purchased blendstocks.
(2)	Total feedstock runs represent the barrels per day of crude oil and other feedstocks processed at our facilities and at certain third-party facilities pursuant to supply and/or processing agreements.
(3)	The difference between total facility production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and production of finished products and volume loss.

The following table reflects our unaudited condensed consolidated results of operations and includes the non-GAAP financial measures EBITDA, Adjusted EBITDA and Distributable Cash Flow. For a reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net income (loss), our most directly comparable financial performance measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions)
		(As Restated)		(As Restated)
Sales	$1,133.7	$1,017.8	$2,139.5	$2,055.1
Cost of sales	1,069.9	946.3	1,997.2	1,887.0
Gross profit	63.8	71.5	142.3	168.1
Operating costs and expenses:
Selling	15.1	15.5	28.8	29.0
General and administrative	37.5	25.7	60.8	62.8
Other operating expense	5.0	5.2	10.2	8.2
Operating income	6.2	25.1	42.5	68.1
Other income (expense):
Interest expense	(56.8)	(55.8)	(117.6)	(105.0)
Gain (loss) on derivative instruments	11.3	14.3	(5.6)	39.8
Other income (expense)	0.7	(5.5)	0.7	(5.7)
Total other expense	(44.8)	(47.0)	(122.5)	(70.9)
Net loss before income taxes	(38.6)	(21.9)	(80.0)	(2.8)
Income tax expense	0.5	0.4	0.7	0.9
Net loss	$(39.1)	$(22.3)	$(80.7)	$(3.7)
EBITDA	$54.6	$67.1	$110.0	$164.9
Adjusted EBITDA	$66.8	$68.1	$88.4	$145.4
Distributable Cash Flow	$(8.9)	$(7.4)	$(68.5)	$(2.6)

Non-GAAP Financial Measures

We include in this Quarterly Report the non-GAAP financial measures EBITDA, Adjusted EBITDA and Distributable Cash Flow. We provide reconciliations of EBITDA, Adjusted EBITDA and Distributable Cash Flow to Net income (loss), our most directly comparable financial performance measure.

EBITDA, Adjusted EBITDA and Distributable Cash Flow are used as supplemental financial measures by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

●	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis;
●	the ability of our assets to generate cash sufficient to pay interest costs and support our indebtedness;
●	our operating performance and return on capital as compared to those of other companies in our industry, without regard to financing or capital structure; and
●	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

Management believes that these non-GAAP measures are useful to analysts and investors as they exclude transactions not related to our core cash operating activities and provide metrics to analyze our ability to pay interest to our noteholders. However, the indentures governing our senior notes contain covenants that, among other things, restrict our ability to pay distributions. We believe that excluding these transactions allows investors to meaningfully analyze trends and performance of our core cash operations.

We define EBITDA for any period as net income (loss) plus interest expense (including amortization of debt issuance costs), income taxes and depreciation and amortization.

We define Adjusted EBITDA for any period as EBITDA adjusted for (a) impairment; (b) unrealized gains and losses from mark-to-market accounting for hedging activities; (c) realized gains and losses under derivative instruments excluded from the determination of net income (loss); (d) non-cash equity-based compensation expense and other non-cash items (excluding items such as accruals of cash expenses in a future period or amortization of a prepaid cash expense) that were deducted in computing net income (loss); (e) debt refinancing fees, extinguishment costs, premiums and penalties; (f) any net gain or loss realized in connection with an asset sale that was deducted in computing net income (loss); (g) amortization of turnaround costs; (h) LCM inventory adjustments; (i) the impact of liquidation of inventory layers calculated using the LIFO method; (j) RINs mark-to-market adjustments; and (k) all extraordinary, unusual or non-recurring items of gain or loss, or revenue or expense.

We define Distributable Cash Flow for any period as Adjusted EBITDA less replacement and environmental capital expenditures, turnaround costs, cash interest expense (consolidated interest expense less non-cash interest expense), gain (loss) from unconsolidated affiliates, net of cash distributions and income tax expense (benefit).

We define Adjusted EBITDA Margin as Adjusted EBITDA divided by sales.

The definition of Adjusted EBITDA presented in this Quarterly Report is similar to the calculation of “Consolidated Cash Flow” contained in the indentures governing our Senior Notes (as defined in this Quarterly Report) and the calculation of “Consolidated EBITDA” contained in the Credit Agreement. We are required to report Consolidated Cash Flow to the holders of our Senior Notes and Consolidated EBITDA to the lenders under our revolving credit facility, and these measures are used by them to determine our compliance with certain covenants governing those debt instruments. Please read Note 8 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report for additional details regarding the covenants governing our debt instruments.

EBITDA, Adjusted EBITDA and Distributable Cash Flow should not be considered alternatives to Net income (loss) or Operating income (loss) or any other measure of financial performance presented in accordance with GAAP. In evaluating our performance as measured by EBITDA, Adjusted EBITDA and Distributable Cash Flow, management recognizes and considers the limitations of these measurements. EBITDA and Adjusted EBITDA do not reflect our liabilities for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA, Adjusted EBITDA and Distributable Cash Flow are only three of several measurements that management utilizes. Moreover, our EBITDA, Adjusted EBITDA and Distributable Cash Flow may not be comparable to similarly titled measures of another company because all companies may not calculate EBITDA, Adjusted EBITDA and Distributable Cash Flow in the same manner.

.

The following tables present a reconciliation of Net income (loss), our most directly comparable GAAP financial performance measure to EBITDA, Adjusted EBITDA and Distributable Cash Flow, for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions)
Reconciliation of Net income (loss) to EBITDA, Adjusted EBITDA and Distributable Cash Flow:		(As Restated)		(As Restated)
Net loss	$(39.1)	$(22.3)	$(80.7)	$(3.7)
Add:
Interest expense	56.8	55.8	117.6	105.0
Depreciation and amortization	36.4	33.2	72.4	62.7
Income tax expense	0.5	0.4	0.7	0.9
EBITDA	$54.6	$67.1	$110.0	$164.9
Add:
LCM / LIFO (gain) loss	$(9.5)	$(5.8)	$(0.5)	$13.9
Unrealized gain on derivative instruments	(3.0)	(14.1)	(38.7)	(55.1)
Debt extinguishment costs	0.1	5.2	0.3	5.2
Amortization of turnaround costs	9.5	9.6	18.9	17.3
RINs mark-to-market (gain) loss	12.2	3.6	(58.9)	(42.5)
Equity-based compensation and other items	4.7	(1.9)	(2.6)	7.2
Other non-recurring (income) expenses (1)	(0.8)	3.6	60.0	33.1
Noncontrolling interest adjustments	(1.0)	0.8	(0.1)	1.4
Adjusted EBITDA	$66.8	$68.1	$88.4	$145.4
Less:
Replacement and environmental capital expenditures (2)	$10.7	$14.5	$27.4	$31.7
Cash interest expense (3)	54.8	54.6	113.6	102.3
Turnaround costs	9.7	6.0	15.2	13.1
Income tax expense	0.5	0.4	0.7	0.9
Distributable Cash Flow	$(8.9)	$(7.4)	$(68.5)	$(2.6)
(1)	For the six months ended June 30, 2024, other non-recurring expenses included a $51.7 million realized loss on derivatives related to the embedded derivatives for our inventory financing arrangements. For the six months ended June 30, 2023, other non-recurring expenses included a $28.4 million charge to cost of sales for losses under firm purchase commitments.
(2)	Replacement capital expenditures are defined as those capital expenditures which do not increase operating capacity or reduce operating costs and exclude turnaround costs. Environmental capital expenditures include asset additions to meet or exceed environmental and operating regulations.
(3)	Represents consolidated interest expense less non-cash interest expense.

Changes in Results of Operations for the Three Months Ended June 30, 2024 and 2023

Sales. Sales increased $115.9 million, or 11.4%, to $1,133.7 million in the three months ended June 30, 2024, from $1,017.8 million in the same period in 2023. Sales for each of our principal product categories in these periods were as follows:

	Three Months Ended June 30,
	2024	2023	% Change

	(In millions, except barrel and per barrel data)
Sales by segment:
Specialty Products and Solutions:
Lubricating oils	$215.9	$186.3	15.9%
Solvents	109.5	96.2	13.8%
Waxes	40.1	40.2	(0.2)%
Fuels, asphalt and other by-products (1)	380.7	361.4	5.3%
Total Specialty Products and Solutions	$746.2	$684.1	9.1%
Total Specialty Products and Solutions sales volume (in barrels)	5,827,000	5,296,000	10.0%
Average Specialty Products and Solutions sales price per barrel	$128.06	$129.17	(0.9)%
Montana/Renewables:
Gasoline	$37.6	$40.7	(7.6)%
Diesel	29.0	35.9	(19.2)%
Jet Fuel	4.9	5.6	(12.5)%
Asphalt, heavy fuel oils and other (2)	37.1	37.8	(1.9)%
Renewable fuels	182.8	128.2	100.0%
Total Montana/Renewables	$291.4	$248.2	17.4%
Total Montana/Renewables sales volume (in barrels)	2,205,000	1,779,000	23.9%
Average Montana/Renewables sales price per barrel	$132.15	$139.52	(5.3)%
Performance Brands:
Total Performance Brands (3)	$96.1	$85.5	12.4%
Total Performance Brands sales volume (in barrels)	178,000	139,000	28.1%
Average Performance Brands sales price per barrel	$539.89	$615.11	(12.2)%

Total sales	$1,133.7	$1,017.8	11.4%
Total sales volume (in barrels)	8,210,000	7,214,000	13.8%
(1)	Represents (a) by-products, including fuels and asphalt, produced in connection with the production of specialty products at the Princeton and Cotton Valley facilities and Dickinson and Karns City facilities, (b) polyolester synthetic lubricants produced at the Missouri facility, and (c) fuels products produced at the Shreveport facility.
(2)	Represents asphalt, heavy fuel oils and other products produced in connection with the production of fuels at the Great Falls specialty asphalt facility.
(3)	Represents packaged and synthetic specialty products at the Royal Purple, Bel-Ray and Calumet Packaging facilities.

The components of the $62.1 million increase in Specialty Products and Solutions segment sales for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, were as follows:

Dollar Change
(In millions)
Volume	$68.7
Sales price	(6.6)
Total Specialty Products and Solutions segment sales increase	$62.1

Specialty Products and Solutions segment sales increased period over period, primarily due to an increase in sales volumes as a result of strong market demand. This impact was partially offset by moderately lower prices as result of product mix.

The components of the $43.2 million increase in Montana/Renewables segment sales for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, were as follows:

Dollar Change
(In millions)
Sales price	$(16.0)
Volume	59.2
Total Montana/Renewables segment sales increase	$43.2

Montana/Renewables segment sales increased primarily due to improved production volumes at our Montana Renewables facility during the quarter compared to lower volumes in the prior year comparative period during the start-up of the facility. This impact was partially offset by the weaker price environment in the current year period.

The components of the $10.6 million increase in Performance Brands segment sales for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, were as follows:

Dollar Change
(In millions)
Volume	$25.5
Sales price	(14.9)
Total Performance Brands segment sales increase	$10.6

Performance Brands segment sales increased primarily due to increases in sales volumes as a result of strong market demand, partially offset by the decrease in sales price.

Gross Profit. Gross profit decreased $7.7 million, or 10.8%, to $63.8 million in the three months ended June 30, 2024, from $71.5 million in the same period in 2023. Gross profit for our business segments were as follows:

	Three Months Ended June 30,
	2024	2023	% Change

	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty Products and Solutions:
Gross profit	$39.1	$45.3	(13.7)%
Percentage of sales	5.2%	6.6%	(1.4)%
Specialty Products and Solutions gross profit per barrel	$6.71	$8.55	(21.5)%
Montana/Renewables:
Gross profit (loss)	$(0.4)	$4.8	(108.3)%
Percentage of sales	(0.1)%	1.9%	(2.0)%
Montana/Renewables gross profit (loss) per barrel	$(0.18)	$2.70	(106.7)%
Performance Brands:
Gross profit	$25.1	$21.4	17.3%
Percentage of sales	26.1%	25.0%	1.1%
Performance Brands gross profit per barrel	$141.01	$153.96	(8.4)%

Total gross profit	$63.8	$71.5	(10.8)%
Percentage of sales	5.6%	7.0%	(1.4)%

The components of the $6.2 million decrease in Specialty Products and Solutions segment gross profit for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, were as follows:

Dollar Change
(In millions)
Three months ended June 30, 2023 reported gross profit	$45.3
Cost of materials	(28.0)
LCM / LIFO inventory adjustments	0.7
Volumes	16.2
Operating costs	10.6
RINs expense	0.9
Sales price	(6.6)
Three months ended June 30, 2024 reported gross profit	$39.1

The decrease in Specialty Products and Solutions segment gross profit for the three months ended June 30, 2024 as compared to the same period in 2023, was primarily due to lower specialties and fuels unit margins as a result of the weaker margin environment experienced during the current year period. The favorable volumes impact was the result of strong market demand. The favorable impact for operating costs in the current year period was due to the absence of expenses associated with the unplanned outages caused by severe weather in Northwest Louisiana that occurred during the prior year comparative period.

The components of the $5.2 million decrease in Montana/Renewables segment gross profit for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, were as follows:

Dollar Change
(In millions)
Three months ended June 30, 2023 reported gross profit	$4.8
Cost of materials	9.5
LCM / LIFO inventory adjustments	2.1
Volumes	16.1
RINs expense	(0.4)
Operating costs	(16.5)
Sales price	(16.0)
Three months ended June 30, 2024 reported gross profit (loss)	$(0.4)

The decrease in Montana/Renewables segment gross profit for the three months ended June 30, 2024, as compared to the same period in 2023, was primarily due to an increase in operating expenses as a result of operating the feedstock pre-treatment unit for the duration of the current quarter. The feedstock pre-treatment unit was commissioned mid-quarter during the prior year comparative period. The unfavorable impact associated with margins was the result of negative product mix. These impacts were partially offset by higher volumes as a result of improved operational performance at our Montana Renewables facility, as the facility operated essentially at nameplate capacity in the current year period.

The components of the $3.7 million increase in Performance Brands segment gross profit for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, were as follows:

Dollar Change
(In millions)
Three months ended June 30, 2023 reported gross profit	$21.4
Sales price	(14.9)
Operating costs	(1.1)
LCM / LIFO inventory adjustments	0.9
Volume	8.8
Cost of materials	10.0
Three months ended June 30, 2024 reported gross profit	$25.1

The increase in Performance Brands segment gross profit for the three months ended June 30, 2024, as compared to the same period in 2023, was primarily due to an increase in industrial volumes. This segment continues to benefit from strong unit margins, reflective of stabilized input costs in our branded and consumer markets.

General and administrative. General and administrative expenses increased $11.8 million, or 45.9%, to $37.5 million in the three months ended June 30, 2024, from $25.7 million in the same period in 2023. The increase was primarily due to a $6.6 million increase in equity-based compensation related expenses and a $3.3 million increase in professional services fees. The increase in equity-based compensation related expenses was primarily the result of changes in the Company’s unit price in the current year period in comparison to the prior year comparative period. The increase in professional services fees were primarily related to IT infrastructure support services.

Changes in Results of Operations for the Six Months Ended June 30, 2024 and 2023

Sales. Sales increased $84.4 million, or 4.1%, to $2,139.5 million in the six months ended June 30, 2024, from $2,055.1 million in the same period in 2023. Sales for each of our principal product categories in these periods were as follows:

	Six Months Ended June 30,
	2024	2023	% Change

	(In millions, except barrel and per barrel data)
Sales by segment:
Specialty Products and Solutions:
Lubricating oils	$405.6	$401.4	1.0%
Solvents	211.9	202.8	4.5%
Waxes	79.1	84.4	(6.3)%
Fuels, asphalt and other by-products (1)	731.2	734.2	(0.4)%
Total Specialty Products and Solutions	$1,427.8	$1,422.8	0.4%
Total Specialty Products and Solutions sales volume (in barrels)	11,237,000	10,475,000	7.3%
Average Specialty Products and Solutions sales price per barrel	$127.06	$135.83	(6.5)%
Montana/Renewables:
Gasoline	$69.2	$83.6	(17.2)%
Diesel	56.9	68.8	(17.3)%
Jet Fuel	9.5	10.5	(9.5)%
Asphalt, heavy fuel oils and other (2)	67.2	58.3	15.3%
Renewable fuels	333.1	246.8	35.0%
Total Montana/Renewables	$535.9	$468.0	14.5%
Total Montana/Renewables sales volume (in barrels)	4,260,000	3,390,000	25.7%
Average Montana/Renewables sales price per barrel	$125.80	$138.05	(8.9)%
Performance Brands:
Total Performance Brands (3)	$175.8	$164.3	7.0%
Total Performance Brands sales volume (in barrels)	322,000	266,000	21.1%
Average Performance Brands sales price per barrel	$545.96	$617.67	(11.6)%

Total sales	$2,139.5	$2,055.1	4.1%
Total Specialty Products and Solutions, Montana/Renewables, and Performance Brands sales volume (in barrels)	15,819,000	14,131,000	11.9%

(1)	Represents (a) by-products, including fuels and asphalt, produced in connection with the production of specialty products at the Princeton and Cotton Valley facilities and Dickinson and Karns City facilities, (b) polyolester synthetic lubricants produced at the Missouri facility, and (c) fuels products produced at the Shreveport facility.
(2)	Represents asphalt, heavy fuel oils and other products produced in connection with the production of fuels at the Great Falls specialty asphalt facility.
(3)	Represents packaged and synthetic specialty products at the Royal Purple, Bel-Ray and Calumet Packaging facilities.

The components of the $5.0 million increase in Specialty Products and Solutions segment sales for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, were as follows:

Dollar Change
(In millions)
Volume	$103.5
Sales price	(98.5)
Total Specialty Products and Solutions segment sales increase	$5.0

Specialty Products and Solutions segment sales increased period over period, primarily due to an increase in sales volumes as a result of strong market demand. This impact was partially offset by the lower commodity price environment in the current year period.

The components of the $67.9 million increase in Montana/Renewables segment sales for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, were as follows:

Dollar Change
(In millions)
Sales price	$(51.9)
Volume	119.8
Total Montana/Renewables segment sales increase	$67.9

Montana/Renewables segment sales increased primarily due to stabilized production volumes at our Montana Renewables facility during the current year period in comparison to lower volumes in the prior year comparative period as a result of the start-up of the facility. This impact was partially offset by the weaker price environment in the current year period.

The components of the $11.5 million increase in Performance Brands segment sales for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, were as follows:

Dollar Change
(In millions)
Sales price	$(24.4)
Volume	35.9
Total Performance Brands segment sales increase	$11.5

Performance Brands segment sales increased primarily due to increases in sales volumes as a result of strong market demand.

Gross Profit. Gross profit decreased $25.8 million, or 15.3%, to $142.3 million in  the six months ended June 30, 2024, from $168.1 million in the same period in 2023. Gross profit for our business segments were as follows:

	Six Months Ended June 30,
	2024	2023	% Change

	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty Products and Solutions:
Gross profit	$124.4	$155.2	(19.8)%
Percentage of sales	8.7%	10.9%	(2.2)%
Specialty Products and Solutions gross profit per barrel	$11.07	$14.82	(25.3)%
Montana/Renewables:
Gross profit (loss)	$(29.5)	$(32.1)	(8.1)%
Percentage of sales	(5.5)%	(6.9)%	1.4%
Montana/Renewables gross profit (loss) per barrel	$(6.92)	$(9.47)	(26.9)%
Performance Brands:
Gross profit	$47.4	$45.0	5.3%
Percentage of sales	27.0%	27.4%	(0.4)%
Performance Brands gross profit per barrel	$147.20	$169.17	(13.0)%

Total gross profit	$142.3	$168.1	(15.3)%
Percentage of sales	6.7%	8.2%	(1.5)%

The components of the $30.8 million decrease in Specialty Products and Solutions segment gross profit for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, were as follows:

Dollar Change
(In millions)
Six months ended June 30, 2023 reported gross profit	$155.2
Cost of materials	0.5
Operating costs	8.7
LCM / LIFO inventory adjustments	5.6
Volumes	25.6
Sales price	(98.5)
RINs expense	27.3
Six months ended June 30, 2024 reported gross profit	$124.4

The decrease in Specialty Products and Solutions segment gross profit for the six months ended June 30, 2024, as compared to the same period in 2023, was primarily due to lower specialties and fuels unit margins as a result of the weaker margin environment experienced during the current year period. The favorable volumes impact was the result of strong market demand. The favorable impact for operating costs in the current year period was due to the absence of expenses associated with the unplanned outages caused by severe weather in Northwest Louisiana that occurred during the prior year comparative period.

The components of the $2.6 million increase in Montana/Renewables segment gross profit for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, were as follows:

Dollar Change
(In millions)
Six months ended June 30, 2023 reported gross profit (loss)	$(32.1)
Cost of materials	64.0
LCM / LIFO inventory adjustments	6.7
Volumes	18.2
RINs expense	8.7
Operating costs	(43.1)
Sales price	(51.9)
Six months ended June 30, 2024 reported gross profit (loss)	$(29.5)

The increase in Montana/Renewables segment gross profit for the six months ended June 30, 2024, as compared to the same period in 2023, was primarily due to higher margins associated with the sales of renewable fuel products at our Montana Renewables facility in the current year period. The favorable volumes impact was the result of stabilized production at our Montana Renewables facility during the current year period. The unfavorable impact from higher operating costs was primarily due to higher utility costs.

The components of the $2.4 million increase in Performance Brands segment gross profit for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, were as follows:

Dollar Change
(In millions)
Six months ended June 30, 2023 reported gross profit	$45.0
Sales price	(24.4)
Operating costs	(5.9)
LCM / LIFO inventory adjustments	2.2
Volume	12.4
Cost of materials	18.1
Six months ended June 30, 2024 reported gross profit	$47.4

The increase in Performance Brands segment gross profit for the six months ended June 30, 2024, as compared to the same period in 2023, was primarily due to an increase in industrial volumes. The unfavorable impact for operating costs was due to the partial receipt of proceeds from the Company’s business interruption insurance policy included in the prior year period results. This segment continues to benefit from strong unit margins, reflective of stabilized input costs in our branded and consumer markets.

Interest expense. Interest expense increased $12.6 million, or 12.0%, to $117.6 million in the six months ended June 30, 2024, from $105.0 million in the same period in 2023. The increase was primarily due to higher borrowings on our revolving credit facility during the current year period in comparison to the prior year.

Gain (loss) on derivative instruments. There was a $5.6 million loss on derivative instruments in the six months ended June 30, 2024, compared to a $39.8 million gain in the same period in 2023. The $44.3 million realized loss on derivative instruments in the current year period was primarily due to the realized loss on the embedded derivative recognized at the termination of the Shreveport inventory financing arrangement with Macquarie in the current period. The unrealized gain on derivative instruments was primarily related to the unrealized gain on the inventory financing embedded derivative of $46.6 million in the current year period, compared to an unrealized gain of $3.6 million in the prior year comparative period.

Liquidity and Capital Resources

General

The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included under Part II, Item 7 in our 2023 Annual Report.

There have been no material changes in that information other than as discussed below. Also, see Note 7 — “Inventory Financing Agreements” and Note 8 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report for additional discussions related to our Supply and Offtake Agreements and our long-term debt.

Cash Flows from Operating, Investing and Financing Activities

We believe that we have sufficient liquid assets, cash flow from operations, borrowing capacity and adequate access to capital markets to meet our financial commitments, debt service obligations and anticipated capital expenditures for at least the next 12 months. We continue to seek to lower our operating costs, selling expenses and general and administrative expenses as a means to further improve our cash flow from operations with the objective of having our cash flow from operations support all of our capital expenditures and interest payments. However, we are subject to business and operational risks that could materially adversely affect our cash flows. A material decrease in our cash flow from operations including a significant, sudden decrease in crude oil prices would likely produce a corollary effect on our borrowing capacity under our revolving credit facility and potentially our ability to comply with the covenants under our revolving credit facility. A significant, sudden increase in crude oil prices, if sustained, would likely result in increased working capital requirements which would be funded by borrowings under our revolving credit facility. In addition, our cash flow from operations may be impacted by the timing of settlement of our derivative activities. Gains and losses from derivative instruments that do not qualify as cash flow hedges are recorded in unrealized gain (loss) on derivative instruments until settlement and will impact operating cash flow in the period settled.

The following table summarizes our primary sources and uses of cash in each of the periods presented:

	Six Months Ended June 30,
	2024	2023

	(In millions)
Net cash used in operating activities	$(27.5)	$(52.6)
Net cash used in investing activities	(35.0)	(208.2)
Net cash provided by financing activities	62.4	268.2
Net increase (decrease) in cash, cash equivalents and restricted cash	$(0.1)	$7.4

Operating Activities. Operating activities used cash of $27.5 million during the six months ended June 30, 2024 compared to using cash of $52.6 million during the same period in 2023. The change was primarily driven by a decrease in the cash required for working capital during the current year period.

Investing Activities. Investing activities used cash of $35.0 million during the six months ended June 30, 2024 compared to a use of cash of $208.2 million during the same period in 2023. The change is related to a decrease in cash expenditures for additions to property, plant and equipment in the current year period in comparison to the prior year. The cash expenditures for additions to property, plant and equipment in the prior year period were primarily related to our Montana Renewables project.

Financing Activities. Financing activities provided cash of $62.4 million in the six months ended June 30, 2024 compared to providing cash of $268.2 million during the same period in 2023. The change is primarily due to the borrowings we received in the prior year period from the issuance of the 2028 Notes and the MRL Term Loan Credit Agreement, partially offset by an increase in net borrowings on our revolving credit facility in the current year period compared to the same period in 2023.

Capital Expenditures

Our property, plant and equipment capital expenditure requirements consist of capital improvement expenditures, replacement capital expenditures, environmental capital expenditures and turnaround capital expenditures. Capital improvement expenditures include the acquisition of assets to grow our business, facility expansions, or capital initiatives that reduce operating costs. Replacement capital expenditures replace worn out or obsolete equipment or parts.

Environmental capital expenditures include asset additions to meet or exceed environmental and operating regulations. Turnaround capital expenditures represent capitalized costs associated with our periodic major maintenance and repairs.

The following table sets forth our capital improvement expenditures, replacement capital expenditures, environmental capital expenditures and turnaround capital expenditures in each of the periods shown (including capitalized interest):

	Six Months Ended June 30,
	2024	2023

	(In millions)
Capital improvement expenditures	$7.6	$176.5
Replacement capital expenditures	25.1	25.4
Environmental capital expenditures	2.3	6.3
Turnaround capital expenditures	15.2	13.1
Total	$50.2	$221.3

2024 Capital Spending Forecast

We are forecasting total capital expenditures of approximately $110 million to $140 million in 2024. Our forecasted capital expenditures are primarily related to growth and sustainability projects. We anticipate that capital expenditure requirements will be provided primarily through cash flow from operations, cash on hand, available borrowings under our revolving credit facilities and by accessing capital markets as necessary. Further, we continue to anticipate that capital improvement expenditure requirements will be funded from borrowings under our revolving credit facilities or by funding accessed through capital markets. If future capital expenditures require expenditures in excess of our then-current cash flow from operations and borrowing availability under our revolving credit facilities, we may be required to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs.

Debt and Credit Facilities

As of June 30, 2024, our primary debt and credit instruments consisted of the following:

●	$650.0 million senior secured revolving credit facility maturing in January 2027 (after giving effect to the Fourth Amendment to our revolving credit facility (the “Credit Facility Amendment”)), subject to borrowing base limitations, with a maximum letter of credit sub-limit equal to $255.0 million, which amount may be increased to 90% of revolver commitments in effect with the consent of the Agent (as defined in the Credit Agreement) (“revolving credit facility”);
●	$90.0 million senior secured revolving credit facility, with the option to request additional commitments of up to $15.0 million, maturing in November 2027 (the “MRL Revolving Credit Agreement”);
●	$363.5 million of 11.00% Senior Notes due 2025 (“2025 Notes”);
●	$325.0 million of 8.125% Senior Notes due 2027 (“2027 Notes”);
●	$325.0 million of 9.75% Senior Notes due 2028 (“2028 Notes”);
●	$200.0 million of 9.25% Senior Secured First Lien Notes due 2029 (“2029 Secured Notes”);
●	$74.1 million of borrowings under our MRL Term Loan Credit Agreement; and
●	$376.6 million of financing through our MRL asset financing arrangements.

We were in compliance with all covenants under the debt instruments in place as of June 30, 2024 and believe we have adequate liquidity to conduct our business.

On January 17, 2024, the Company entered into the Fourth Amendment to its revolving credit facility (the “Credit Agreement”) governing its senior secured revolving credit facility maturing in January 2027, which provides maximum availability of credit under the revolving credit facility of $650.0 million, including a FILO tranche, subject to borrowing base limitations, and includes a $500.0 million incremental uncommitted expansion feature. Lenders under the revolving credit facility have a first priority lien on, among other things, the Company’s accounts receivable and inventory and substantially all of its cash (collectively, the “Credit Agreement Collateral”). Please refer to Note 8 — “Long-Term Debt” in Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.

On March 7, 2024, the Company issued and sold $200.0 million in aggregate principal amount of 2029 Secured Notes in a private placement transaction in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The 2029 Secured Notes were issued at par for net proceeds of $199.0 million, after deducting transaction expenses. The Company used the net proceeds from the private placement of the 2029 Secured Notes, together with cash on hand, to redeem all of its outstanding 9.25% Senior Secured First Lien Notes due 2024 (the “2024 Secured Notes”) and $50.0 million aggregate principal amount of its outstanding 11.00% Senior Notes due 2025 (the “2025 Notes”). Please refer to Note 8 — “Long-Term Debt” in Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.

The borrowing base on our credit facilities increased from approximately $486.9 million as of June 30, 2023, to approximately $575.3 million at June 30, 2024. Our borrowing availability decreased from approximately $365.5 million at June 30, 2023, to approximately $211.5 million at June 30, 2024. Total liquidity, consisting of unrestricted cash and available funds under our credit facilities, decreased from $401.5 million at June 30, 2023 to $218.5 million at June 30, 2024.

Inventory Financing

On January 17, 2024 (the “Effective Date”), the Company and J. Aron entered into a Monetization Master Agreement (the “Master Agreement”), a related Financing Agreement (the “Financing Agreement”) and Supply and Offtake Agreement (together with the Master Agreement and the Financing Agreement, the “Shreveport Supply and Offtake Agreement”). Pursuant to the Shreveport Supply and Offtake Agreement, J. Aron agreed to, among other things, purchase from the Company, or extend to the Company, financial accommodations secured by crude oil and finished products located at the Company’s Shreveport facility on the Effective Date and from time to time, up to maximum volumes specified for crude oil and categories of finished products, subject to the Company’s repurchase obligations with respect thereto. The Shreveport Supply and Offtake Agreement replaced the Company’s previous inventory financing agreement with Macquarie, which terminated on January 17, 2024. Please refer to Note 7 — “Inventory Financing Agreements” in Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information regarding our Supply and Offtake Agreements.

Short-Term Liquidity

As of June 30, 2024, our principal sources of short-term liquidity were (i) $211.5 million of availability under our credit facilities, (ii) inventory financing agreements related to our Shreveport facility and Montana Renewables facility and (iii) $7.0 million of unrestricted cash on hand. Borrowings under our revolving credit facilities can be used for, among other things, working capital, capital expenditures and other lawful partnership purposes including acquisitions. For additional information regarding our revolving credit facilities, see Note 8 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report.

Long-Term Financing

In addition to our principal sources of short-term liquidity listed above, subject to market conditions, we may meet our cash requirements (other than distributions of Available Cash (as defined in our partnership agreement) to our common unitholders) through the issuance of long-term notes or additional common units.

From time to time, we issue long-term debt securities referred to as our senior notes. All of our outstanding senior notes are unsecured obligations that rank equally with all of our other senior debt obligations to the extent they are unsecured. As of June 30, 2024, we had $363.5 million in 2025 Notes, $325.0 million in 2027 Notes, $325.0 million in

2028 Notes, and $200.0 million in 2029 Secured Notes outstanding. In addition, as of June 30, 2024, we had $376.6 million of debt outstanding for our MRL asset financing arrangements, $74.1 million of debt outstanding for our MRL Term Loan Credit Agreement and $46.9 million of other debt outstanding for the Shreveport terminal asset financing arrangement. Borrowings under the MRL asset financing arrangements and MRL Term Loan Credit Agreement are obligations of our unrestricted subsidiaries MRL and MRHL solely, and are non-recourse to the Company and its restricted subsidiaries.

To date, our debt balances have not adversely affected our operations, our ability to repay or refinance our indebtedness. Based on our historical record, we believe that our capital structure will continue to allow us to achieve our business objectives.

For additional information regarding our senior notes, please read Note 8 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report and Note 9 — “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data” of our 2023 Annual Report.

Master Derivative Contracts and Collateral Trust Agreement

For additional discussion regarding our master derivative contracts and collateral trust agreement, see “Master Derivative Contracts and Collateral Trust Agreement” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Annual Report.

Critical Accounting Estimates

For additional discussion regarding our critical accounting estimates, see “Critical Accounting Estimates” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks from adverse changes in commodity prices, the price of credits needed to comply with governmental programs, interest rates and foreign currency exchange rates. Information relating to quantitative and qualitative disclosures about material market risk is set forth below.

Commodity Price Risk

Derivative Instruments

We are exposed to price risks due to fluctuations in the price of crude oil, refined products, natural gas and precious metals. We use various strategies to reduce our exposure to commodity price risk. We do not attempt to eliminate all of our risk as the costs of such actions are believed to be too high in relation to the risk posed to our future cash flows, earnings and liquidity. The strategies we use to reduce our risk utilize both physical forward contracts and financially settled derivative instruments, such as swaps, collars, options and futures, to attempt to reduce our exposure with respect to:

●	crude oil purchases and sales;
●	refined product sales and purchases;
●	natural gas purchases;
●	precious metals; and
●	fluctuations in the value of crude oil between geographic regions and between the different types of crude oil such as NYMEX WTI, Light Louisiana Sweet, WCS, WTI Midland, Mixed Sweet Blend, Magellan East Houston and ICE Brent.

We manage our exposure to commodity markets, credit, volumetric and liquidity risks to manage our costs and volatility of cash flows as conditions warrant or opportunities become available. These risks may be managed in a variety of ways that may include the use of derivative instruments. Derivative instruments may be used for the purpose of mitigating risks associated with an asset, liability and anticipated future transactions and the changes in fair value of our derivative instruments will affect our earnings and cash flows; however, such changes should be offset by price or rate changes related to the underlying commodity or financial transaction that is part of the risk management strategy. We do not speculate with derivative instruments or other contractual arrangements that are not associated with our business objectives. Speculation is defined as increasing our natural position above the maximum position of our physical assets or trading in commodities, currencies or other risk bearing assets that are not associated with our business activities and objectives. Our positions are monitored routinely by a risk management committee and discussed with the board of directors of our general partner quarterly to ensure compliance with our stated risk management policy and documented risk management strategies. All strategies are reviewed on an ongoing basis by our risk management committee, which will add, remove or revise strategies in anticipation of changes in market conditions and/or in risk profiles. These changes in strategies are to position us in relation to our risk exposures in an attempt to capture market opportunities as they arise.

Please read Note 9 — “Derivatives” in the notes to our unaudited condensed consolidated financial statements under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for a discussion of the accounting treatment for the various types of derivative instruments, for a further discussion of our hedging policies and for more information relating to our implied crack spreads of crude oil, diesel, and gasoline derivative instruments.

Our derivative instruments and overall hedging positions are monitored regularly by our risk management committee, which includes executive officers. The risk management committee reviews market information and our hedging positions regularly to determine if additional derivatives activity is advised. A summary of derivative positions and a summary of hedging strategy are presented to our general partner’s Board of Directors quarterly.

Compliance Price Risk

Renewable Identification Numbers

We are exposed to market risks related to the volatility in the price of credits needed to comply with governmental programs. The EPA sets annual volume obligations for the percentage of renewable fuels that must be blended into transportation fuels consumed in the U.S., and as a producer of transportation fuels from petroleum, we are subject to those obligations. To the extent we are unable to physically blend renewable fuels to satisfy the EPA requirement, we may purchase RINs in the open market to satisfy the annual obligations. We have not entered into any derivative instruments to manage this risk.

Holding other variables related to RINs obligations constant, a $1.00 increase in the price of RINs would be expected to have a negative impact on Net income (loss) of approximately $65.0 million per year.

Interest Rate Risk

Our exposure to interest rate changes on fixed and variable rate debt is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. The following table provides information about the fair value of our fixed and variable rate debt obligations as of June 30, 2024 and December 31, 2023, which we disclose in Note 8 — “Long-Term Debt” and Note 10 — “Fair Value Measurements” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.”

	June 30, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value

	(In millions)
Financial Instrument:
2024 Secured Notes	$—	$—	$179.7	$178.8
2025 Notes	$364.3	$362.6	$421.1	$411.5
2027 Notes	$305.6	$322.7	$320.7	$322.3
2028 Notes	$307.6	$320.2	$325.7	$319.7
2029 Secured Notes	$203.9	$198.9	$—	$—
Revolving credit facility	$315.1	$311.3	$136.7	$134.4
MRL revolving credit facility	$6.4	$5.8	$13.0	$12.4
MRL Term Loan Credit Agreement	$74.1	$71.6	$74.4	$71.6
Shreveport terminal asset financing arrangement	$46.9	$46.3	$50.8	$50.1
MRL asset financing arrangements	$376.6	$373.6	$384.6	$381.6

For our variable rate debt, if any, changes in interest rates generally do not impact the fair value of the debt instrument but may impact our future earnings and cash flows. We had a $650.0 million revolving credit facility and a $90.0 million revolving credit facility as of June 30, 2024, with borrowings for each revolving credit facility bearing interest at the prime rate or SOFR, at our option, plus the applicable margin. In addition, we had $74.1 million of borrowings outstanding under our MRL Term Loan Credit Agreement as of June 30, 2024, with borrowings bearing interest at SOFR plus 6.0% to 7.3% per annum. We had $321.5 million of outstanding variable rate debt as of June 30, 2024 and $149.7 million of outstanding variable rate debt as of December 31, 2023. Holding other variables constant (such as debt levels), a 100 basis point change in interest rates on our variable rate debt as of June 30, 2024, would be expected to have an impact on Net income (loss) of approximately $3.2 million per year.

Foreign Currency Risk

We have minimal exposure to foreign currency risk and as such the cost of hedging this risk is viewed to be in excess of the benefit of further reductions in our exposure to foreign currency exchange rate fluctuations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

We are not a party to, and our property is not the subject of, any pending legal proceedings other than ordinary routine litigation incidental to our business. Our operations are subject to a variety of risks and disputes normally incidental to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. The information provided under Note 6 — “Commitments and Contingencies” in Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in Part I, Item 1A “Risk Factors — Risks Related to our Business” and “— Risks Related to Montana Renewables” in our 2023 Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. Aside from the below, there have been no material changes in the risk factors discussed in Part I, Item 1A “Risk Factors” in our 2023 Annual Report. As a result of the completion of the Conversion, the risk factors discussed in Part I, Item 1A “Risk Factors — Risks Related to the Corporate Conversion,” “— Risks Related to Our Partnership Structure” and “— Tax Risks to Common Unitholders” in our 2023 Annual Report are no longer applicable.

Risks Related to the Conversion

The expected benefits of the Conversion may not be obtained.

The success of the Conversion will depend, in part, on New Calumet’s ability to realize the anticipated benefits from being taxed as a corporation. The anticipated benefits of the Conversion may not be realized fully or at all, or may take longer to realize than expected or could have other adverse effects that the Company does not currently foresee. Some of the assumptions that the Company has made with respect to the Conversion may turn out to be inaccurate.

The price of the Common Stock may experience volatility.

The price of the Common Stock may be volatile. In addition to the risk factors described in Part I, Item 1A “Risk Factors — Risks Related to our Business” and “— Risks Related to Montana Renewables” in our 2023 Annual Report, some of the factors that could affect the price of the Common Stock are quarterly increases or decreases in revenue or earnings, changes in revenue or earnings estimates by the investment community, sales of the Common Stock by significant stockholders, a turnover of the investor base as a result of the Conversion, short-selling of the Common Stock by investors, issuance of a significant number of shares to raise additional capital to fund New Calumet’s operations, changes in market valuations of similar companies and speculation in the press or investment community about New Calumet’s financial condition or results of operations. General market conditions and U.S. or international economic factors and political events unrelated to the performance of New Calumet may also affect its stock price.

Risks Related to the Common Stock

New Calumet’s amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make it more difficult for a third party to acquire control of it, even if a change in control would result in the purchase of your shares of Common Stock at a premium to the market price or would otherwise be beneficial to you.

There are provisions in New Calumet’s amended and restated certificate of incorporation and amended and restated bylaws that may make it more difficult for a third party to acquire control of New Calumet, even if a change in control would result in the purchase of your shares of Common Stock at a premium to the market price or would otherwise be beneficial to you. For example, New Calumet’s amended and restated certificate of incorporation authorizes the New Calumet Board to issue preferred stock without stockholder approval. If the New Calumet Board elects to issue preferred stock, it could be more difficult for a third party to acquire New Calumet.

In addition, provisions of New Calumet’s amended and restated certificate of incorporation and amended and restated bylaws provide for a classified board of directors, so that only approximately one-third of New Calumet’s directors are elected each year, and limitations on stockholder actions by written consent and on stockholder proposals and director nominations at meetings of stockholders, which could make it more difficult for a third party to acquire control of New Calumet. Certain provisions of the Delaware General Corporation Law (“DGCL”) may also discourage takeover attempts that have not been approved by the New Calumet Board.

New Calumet’s amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by New Calumet’s stockholders, and the federal district courts as the exclusive forum for Securities Act claims, which could limit stockholders’ ability to obtain what such stockholders believe to be a favorable judicial forum for disputes with New Calumet or its directors, officers, employees or agents.

New Calumet’s amended and restated certificate of incorporation provide that, unless New Calumet selects or consent in writing to the selection of an alternative forum, all complaints asserting any internal corporate claims (defined as claims, including claims in the right of New Calumet: (i) that are based upon a violation of a duty by a current or former director, officer, employee or stockholder in such capacity; or (ii) as to which the DGCL confers jurisdiction upon the Court of Chancery), to the fullest extent permitted by applicable law, and subject to applicable jurisdictional requirements, shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have, or declines to accept, jurisdiction, another state court or a federal court located within the State of Delaware). Further, unless New Calumet selects or consents to the selection of an alternative forum, the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. New Calumet’s choice of forum provision does not apply to suits brought to enforce any liability or duty created by the Exchange Act and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in shares of Common Stock will be deemed to have notice of, and consented to, the provisions of New Calumet’s amended and restated certificate of incorporation described in the preceding sentence. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with New Calumet or its directors, officers, employees or agents, which may discourage such lawsuits against New Calumet and such persons. Alternatively, if a court were to find these provisions of New Calumet’s amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, New Calumet may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

New Calumet does not expect to pay dividends on its Common Stock for the foreseeable future.

New Calumet does not expect to pay dividends for the foreseeable future. In addition, the Company’s indentures that govern its outstanding senior notes may prohibit it from paying any distributions to New Calumet.

The value of the shares of Common Stock may be diluted by future equity issuances (including upon the exercise of warrants), and shares eligible for future sale may have adverse effects on New Calumet’s share price.

We cannot predict the effect of future sales of shares or the availability of shares for future sales, on the market price of or the liquidity of the market for the shares of Common Stock. Sales of substantial amounts of shares of Common Stock, or the perception that such sales could occur, could adversely affect the prevailing market price of the shares of Common Stock. Such sales, or the possibility of such sales, could also make it difficult for us to sell equity securities in the future at a time and at a price that New Calumet deems appropriate.

New Calumet’s authorized capital stock consists of 700,000,000 shares of Common Stock and 100,000,000 shares of preferred stock, a significant portion of which is unissued. New Calumet may need to raise a significant amount of capital to pay down outstanding indebtedness, including principal, interest and fees due under the Company’s revolving credit facility and senior notes, and may raise such capital through the issuance of newly issued Common Stock or preferred stock. Additionally, outstanding warrants to purchase an aggregate of 2,000,000 shares of Common Stock are exercisable for a period of three years from the date of the completion of the Conversion. Such issuance and sale of equity could be dilutive to the interests of existing stockholders and increase the number of shares eligible for resale in the public market.

Additionally, as of July 31, 2024, the Sponsor Parties beneficially owned approximately 28.7% of the outstanding shares of Common Stock (prior to any potential dilution resulting from exercise of the warrants). The Sponsor Parties received registration rights with respect to the shares of Common Stock and warrants they held following the completion of the Conversion. Pursuant to the Registration Rights Agreement, dated July 10, 2024, by and among New Calumet and the Sponsor Parties (the “Registration Rights Agreement”), New Calumet will file a shelf registration statement with respect to the registrable securities under the Registration Rights Agreement within 30 days of the closing of the Conversion. No more than two times in any 12-month period, the Sponsor Parties may request to sell all or any portion of their registrable securities in an underwritten offering so long as the total offering price is reasonably expected to exceed $25 million. The Registration Rights Agreement includes customary “piggyback” registration rights and also provides that New Calumet will pay certain expenses relating to such registrations and indemnify the stockholders against certain liabilities. Upon registration, the Sponsor Parties’ shares of Common Stock will be eligible for sale into the market without volume limitations. Because of the substantial size of the Sponsor Parties’ holdings, the sale of a significant portion of these shares, or a perception in the market that such a sale is likely, could have a significant impact on the market price of such shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

2.1

Conversion Agreement, dated as of February 9, 2024, by and among Calumet Specialty Products Partners, L.P., Calumet GP, LLC, Calumet, Inc., Calumet Merger Sub I LLC, Calumet Merger Sub II LLC and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed with the Commission on February 12, 2024).

2.2

First Amendment to Conversion Agreement, dated as of April 17, 2024, by and among Calumet Specialty Products Partners, L.P., Calumet GP, LLC, Calumet, Inc., Calumet Merger Sub I LLC, Calumet Merger Sub II LLC and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed with the Commission on April 19, 2024).

2.3

Partnership Restructuring Agreement, dated as of November 9, 2023, by and among the Partnership, the General Partner and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed with the Commission on November 9, 2023).

2.4

First Amendment to Partnership Restructuring Agreement, dated as of February 9, 2024, by and among Calumet Specialty Products Partners, L.P., Calumet GP, LLC and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed with the Commission on February 12, 2024).

3.1	Amended and Restated Certificate of Incorporation of Calumet, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2024).

3.2	Amended and Restated Bylaws of Calumet, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2024).

4.1

Registration Rights Agreement, dated as of July 10, 2024, by and among Calumet, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2024).

4.2

Stockholders’ Agreement, dated as of July 10, 2024, by and between Calumet, Inc. and The Heritage Group (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2024).

4.3

Warrant Agreement, dated as of July 10, 2024, by and among Calumet, Inc. and Computershare Inc. and Computershare Trust Company, N.A., as warrant agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2024).

4.4	Form of Warrant Certificate (included in Exhibit 4.3).

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2024).

10.2	Calumet, Inc. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2024).

10.3 †*	Amendment, dated May 6, 2024, to the Calumet Specialty Products Partners, L.P. Executive Deferred Compensation Plan.

31.1*	Sarbanes-Oxley Section 302 certification of Todd Borgmann.

31.2*	Sarbanes-Oxley Section 302 certification of David Lunin.

32.1**	Section 1350 certification of Todd Borgmann and David Lunin.

100.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments)

†Identifies management contract and compensatory plan arrangements.

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALUMET, INC.

Date: August 9, 2024	By:	/s/ David Lunin
David Lunin
Executive Vice President and Chief Financial Officer
(Authorized Person and Principal Financial Officer)