Form 10-Q
period 2024-09-30
Calumet, Inc. /DE
filed 2024-11-12
CIK 2013745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number: 001-42172

Calumet, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-5098520
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1060 N Capitol Ave, Suite 6-401
Indianapolis, IN	46204
(Address of Principal Executive Offices)	(Zip Code)

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

On November 12, 2024, the registrant had 85,904,105 shares of common stock outstanding.

CALUMET, INC.

QUARTERLY REPORT

For the Three and Nine Months Ended September 30, 2024

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes certain “forward-looking statements.” These statements can be identified by the use of forward-looking terminology including “will,” “may,” “intend,” “believe,” “expect,” “outlook,” “anticipate,” “estimate,” “continue,” “plan,” “should,” “could,” “would,” or other similar words. The statements regarding (i) demand for finished products in markets we serve; (ii) estimated capital expenditures as a result of required audits or required operational changes or other environmental and regulatory liabilities; (iii) our anticipated levels of, use and effectiveness of derivatives to mitigate our exposure to crude oil price changes, natural gas price changes and fuel products price changes; (iv) estimated costs of complying with the U.S. Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard (“RFS”), including the prices paid for Renewable Identification Numbers (“RINs”) and the amount of RINs we may be required to purchase in any given compliance year, and the outcome of any litigation concerning our existing small refinery exemption (“SRE”) petitions; (v) our ability to meet our financial commitments, debt service obligations, debt instrument covenants, contingencies and anticipated capital expenditures; (vi) our access to capital to fund capital expenditures and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms; (vii) our access to inventory financing under our supply and offtake agreements; (viii) the effect, impact, potential duration or other implications of supply chain disruptions and global energy shortages on our business and operations; (ix) general economic and political conditions, including inflationary pressures, instability in financial institutions, the prospect of a shutdown of the U.S. federal government, general economic slowdown or a recession, political tensions, conflicts and war (such as the ongoing conflicts in Ukraine and the Middle East and their regional and global ramifications); (x) the future effectiveness of our enterprise resource planning system to further enhance operating efficiencies and provide more effective management of our business operations; (xi) our expectation regarding our business outlook with respect to the Montana Renewables business; (xii) the expected benefits of the Conversion (as defined herein) to us and our stockholders; and (xiii) our expectations regarding the loan facility that Montana Renewables, LLC expects to receive from the U.S. Department of Energy Loan Programs Office, including the timing, size and intended use of borrowings under such facility, as well as other matters discussed in this Quarterly Report that are not purely historical data, are forward-looking statements. These forward-looking statements are based on our expectations and beliefs as of the date hereof concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our current expectations for future sales and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisition or disposition transactions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause our actual results to differ from those in the forward-looking statements include those described in Part I, Item 1A “Risk Factors — Risks Related to our Business” and “—Risks Related to Montana Renewables” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 Annual Report”) and Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. Certain public statements made by us and our representatives on the date hereof may also contain forward-looking statements, which are qualified in their entirety by the cautionary statements contained in this paragraph. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

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

PART I

Item 1. Financial Statements

CALUMET, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
		(As Recast)
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$34.6	$7.9
Accounts receivable, net:
Trade, less allowance for credit losses of $1.3 million and $1.2 million, respectively	279.6	252.4
Other	26.0	33.8
	305.6	286.2
Inventories	409.5	439.4
Derivative assets	—	9.6
Prepaid expenses and other current assets	40.1	51.6
Total current assets	789.8	794.7
Property, plant and equipment, net	1,453.3	1,506.3
Other noncurrent assets, net	397.0	450.3
Total assets	$2,640.1	$2,751.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$321.6	$322.0
Accrued interest payable	42.7	48.7
Accrued salaries, wages and benefits	83.9	87.1
Obligations under inventory financing agreements	44.8	190.4
Current portion of RINs obligation	275.7	277.3
Other current liabilities	85.4	131.5
Current portion of long-term debt	400.3	55.7
Total current liabilities	1,254.4	1,112.7
Other long-term liabilities	153.3	53.6
Long-term debt, less current portion	1,659.0	1,829.7
Total liabilities	$3,066.7	$2,996.0
Commitments and contingencies
Redeemable noncontrolling interest	$245.6	$245.6
Stockholders' equity:
Common stock: par value $0.01 per share, 700,000,000 shares authorized, and 85,904,105 and 79,967,363 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	$0.9	$0.8
Additional paid-in capital	1,489.9	1,498.6
Warrants: 2,000,000 warrants issued and outstanding as of September 30, 2024.	7.8	—
Accumulated deficit	(2,163.8)	(1,982.5)
Accumulated other comprehensive loss	(7.0)	(7.2)
Total stockholders' equity	(672.2)	(490.3)
Total liabilities and stockholders' equity	$2,640.1	$2,751.3

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions, except share and per share data)
		(As Restated and Recast)		(As Restated and Recast)
Sales	$1,100.4	$1,149.4	$3,239.9	$3,204.5
Cost of sales	1,095.5	887.9	3,092.7	2,774.9
Gross profit	4.9	261.5	147.2	429.6
Operating costs and expenses:
Selling	14.9	12.4	43.7	41.4
General and administrative	40.2	40.2	101.0	103.0
Other operating (income) expense	6.9	(4.1)	17.1	4.1
Operating income (loss)	(57.1)	213.0	(14.6)	281.1

Other income (expense):
Interest expense	(57.7)	(58.7)	(175.3)	(163.7)
Debt extinguishment costs	—	(0.3)	(0.3)	(5.5)
Gain (loss) on derivative instruments	15.2	(54.3)	9.6	(14.5)
Other income (expense)	(0.3)	0.6	0.7	0.1
Total other expense	(42.8)	(112.7)	(165.3)	(183.6)
Net income (loss) before income taxes	(99.9)	100.3	(179.9)	97.5
Income tax expense	0.7	0.5	1.4	1.4
Net income (loss)	$(100.6)	$99.8	$(181.3)	$96.1
Earnings per share:
Basic	$(1.18)	$1.24	$(2.21)	$1.20
Diluted	$(1.18)	$1.24	$(2.21)	$1.20
Average number of common shares outstanding:
Basic	85,530,080	80,172,810	82,158,405	80,046,930
Diluted	85,530,080	80,387,278	82,158,405	80,148,519

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions)
		(As Restated)		(As Restated)
Net income (loss)	$(100.6)	$99.8	$(181.3)	$96.1
Other comprehensive income:
Defined benefit pension and retiree health benefit plans	0.1	0.1	0.2	0.2
Total other comprehensive income	0.1	0.1	0.2	0.2
Comprehensive income (loss) attributable to stockholders' equity	$(100.5)	$99.9	$(181.1)	$96.3

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
		Common Stock				Other
	Common	Shares Issued	Additional		Accumulated	Comprehensive
	Shares	Par Value	Paid-in Capital	Warrants	Deficit	Loss	Total

		(In millions)
Balance at June 30, 2024 (As Recast)	80,388,555	$0.8	$1,503.1	$—	$(2,063.2)	$(7.1)	$(566.4)
Other comprehensive income	—	—	—	—	—	0.1	0.1
Net loss	—	—	—	—	(100.6)	—	(100.6)
Issuance of common shares	5,500,000	0.1	(5.5)	—	—	—	(5.4)
Issuance of warrants	—	—	(7.8)	7.8	—	—	—
Settlement of tax withholdings on equity-based incentive compensation	—	—	(0.2)	—	—	—	(0.2)
Settlement of restricted stock units	15,550	—	0.3	—	—	—	0.3
Balance at September 30, 2024	85,904,105	$0.9	$1,489.9	$7.8	$(2,163.8)	$(7.0)	$(672.2)

						Accumulated
		Common Stock				Other
	Common	Shares Issued	Additional		Accumulated	Comprehensive
	Shares	Par Value	Paid-in Capital	Warrants	Deficit	Loss	Total

		(In millions)
Balance at December 31, 2023 (As Recast)	79,967,363	$0.8	$1,498.6	$—	$(1,982.5)	$(7.2)	$(490.3)
Other comprehensive income	—	—	—	—	—	0.2	0.2
Net loss	—	—	—	—	(181.3)	—	(181.3)
Issuance of common shares	5,500,000	0.1	(5.5)	—	—	—	(5.4)
Issuance of warrants	—	—	(7.8)	7.8	—	—	—
Settlement of tax withholdings on equity-based incentive compensation	—	—	(5.4)	—	—	—	(5.4)
Settlement of restricted stock units	436,742	—	10.0	—	—	—	10.0
Balance at September 30, 2024	85,904,105	$0.9	$1,489.9	$7.8	$(2,163.8)	$(7.0)	$(672.2)

						Accumulated
		Common Stock				Other
	Common	Shares Issued	Additional		Accumulated	Comprehensive
	Shares	Par Value	Paid-in Capital	Warrants	Deficit	Loss	Total

		(In millions)
Balance at June 30, 2023 (As Recast)	79,958,262	$0.8	$1,498.3	$—	$(2,034.3)	$(8.2)	$(543.4)
Other comprehensive income	—	—	—	—	—	0.1	0.1
Net income	—	—	—	—	99.8	—	99.8
Settlement of restricted stock units	5,740	—	—	—	—	—	—
Amortization of restricted stock units	—	—	0.3	—	—	—	0.3
Balance at September 30, 2023 (As Recast)	79,964,002	$0.8	$1,498.6	$—	$(1,934.5)	$(8.1)	$(443.2)

						Accumulated
		Common Stock				Other
	Common	Shares Issued	Additional		Accumulated	Comprehensive
	Shares	Par Value	Paid-in Capital	Warrants	Deficit	Loss	Total

		(In millions)
Balance at December 31, 2022 (As Recast)	79,189,583	$0.8	$1,504.8	$—	$(2,030.6)	$(8.3)	$(533.3)
Other comprehensive income	—	—	—	—	—	0.2	0.2
Net income	—	—	—	—	96.1	—	96.1
Settlement of tax withholdings on equity-based incentive compensation	—	—	(9.6)	—	—	—	(9.6)
Settlement of restricted stock units	774,419	—	2.7	—	—	—	2.7
Amortization of restricted stock units	—	—	0.7	—	—	—	0.7
Balance at September 30, 2023 (As Recast)	79,964,002	$0.8	$1,498.6	$—	$(1,934.5)	$(8.1)	$(443.2)

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2024	2023

	(In millions)
Operating activities		(As Restated)
Net income (loss)	$(181.3)	$96.1
Non-cash RINs gain	(1.6)	(134.0)
Unrealized (gain) loss on derivative instruments	0.8	(18.8)
Other non-cash activities	148.7	145.9
Changes in assets and liabilities	(9.6)	(96.6)
Net cash used in operating activities	(43.0)	(7.4)
Investing activities
Additions to property, plant and equipment	(51.7)	(240.3)
Net cash used in investing activities	(51.7)	(240.3)
Financing activities
Proceeds from borrowings — revolving credit facility	1,605.6	1,585.6
Repayments of borrowings — revolving credit facility	(1,516.4)	(1,618.5)
Proceeds from borrowings — MRL revolving credit agreement	32.0	79.0
Repayments of borrowings — MRL revolving credit agreement	(45.0)	(79.0)
Proceeds from borrowings — senior notes	200.0	325.0
Repayments of borrowings — senior notes	(229.0)	(121.0)
Proceeds from inventory financing	550.0	1,229.3
Payments on inventory financing	(580.0)	(1,235.2)
Proceeds from other financing obligations	144.7	101.5
Payments on other financing obligations	(39.6)	(33.8)
Net cash provided by financing activities	122.3	232.9
Net increase (decrease) in cash, cash equivalents and restricted cash	27.6	(14.8)
Cash, cash equivalents and restricted cash at beginning of period	14.7	35.2
Cash, cash equivalents and restricted cash at end of period	$42.3	$20.4
Cash and cash equivalents	$34.6	$13.7
Restricted cash	$7.7	$6.7
Supplemental disclosure of non-cash investing activities
Non-cash property, plant and equipment additions	$29.2	$31.7

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business

On July 10, 2024, Calumet, Inc., a Delaware corporation (the “Company” or “Calumet”), completed the transactions contemplated by a Conversion Agreement, dated February 9, 2024 (as amended, the “Conversion Agreement”), among the Company, Calumet Specialty Products Partners, L.P. (the “Partnership”), Calumet GP, LLC, the general partner of the Partnership (the “General Partner”), Calumet Merger Sub I LLC (“Merger Sub I”), Calumet Merger Sub II LLC (“Merger Sub II”) and the other parties thereto, including The Heritage Group (collectively, the “Sponsor Parties”), as amended by the First Amendment to the Conversion Agreement, dated April 17, 2024 (such transactions, the “Conversion” or the “C-Corp Conversion”).

Pursuant to the Conversion Agreement, among other things:

●	Merger Sub II merged with and into the Partnership, with the Partnership continuing as the surviving entity and a wholly owned subsidiary of the Company, and all of the common units representing limited partner interests in the Partnership (“Common Units”) were exchanged into the right to receive an equal number of shares of Common Stock (the “Partnership Merger”); and
●	Merger Sub I merged with and into the General Partner, with the General Partner continuing as the surviving entity and a wholly owned subsidiary of the Company, and all outstanding equity interests of the General Partner were exchanged into the right to receive an aggregate of 5.5 million shares of Common Stock and 2.0 million warrants to purchase common stock at an exercise price of $20.00 per share (subject to adjustment) (the “GP Merger”).

On July 10, 2024, the Company issued (i) approximately 80.4 million shares of Common Stock to holders of the Common Units and (ii) 5.5 million shares of Common Stock and 2.0 million warrants to purchase common stock at an exercise price of $20.00 per share (subject to adjustment) to the Sponsor Parties, in each case, pursuant to the Conversion Agreement. As of September 30, 2024, the Company was a publicly traded Delaware corporation. The Company’s common shares are listed on the Nasdaq Global Select Market under the ticker symbol “CLMT.” Refer to Note 2 — “Summary of Significant Accounting Policies” for additional information.

The Company manufactures, formulates, and markets a diversified slate of specialty branded products and renewable fuels to customers in various consumer-facing and industrial markets. Calumet is headquartered in Indianapolis, Indiana and operates twelve facilities throughout North America.

The unaudited condensed consolidated financial statements of the Company as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023, included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal nature, unless otherwise disclosed. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 Annual Report”).

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

Restricted cash represents cash that is legally restricted under the Montana Renewables, LLC (“MRL”) Term Loan Credit Agreement, and it is included in prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets because it is only available to make principal and interest payments under the terms of the agreement.

Renewable Identification Numbers (“RINs”) Obligation

The Company’s RINs volume obligation (“RVO” or “RINs Obligation”) is an estimated provision if future purchase of RINs were to be required in order to satisfy the U.S. Environmental Protection Agency’s (“EPA”) requirement to blend renewable fuels into certain transportation fuel products pursuant to the Renewable Fuel Standard (“RFS”) of the Clean Air Act (“CAA”). The Company has historically not been obligated to make these purchases. A RIN is a 38-character number assigned to each physical gallon of renewable fuel produced in or imported into the United States. The EPA sets annual volume obligations for the percentage of renewable fuels that must be blended into transportation fuels consumed in the U.S. Compliance is demonstrated by tendering RINs to the EPA documenting that blending has been accomplished or by obtaining a Small Refinery Exemption (“SRE”) as provided in the Clean Air Act. Prior to 2018, the Company historically received the Small Refinery Exemption after qualifying on the merits. The Company’s petitions for the Small Refinery Exemption for compliance years 2018-2022 were included in blanket denials by EPA across the entire industry. EPA’s denials of Calumet’s 2018-2020 petitions have been overturned in litigation, as described below, and are back pending with EPA. The Company’s cases challenging EPA’s denials for program years 2021 and 2022 remain pending in the Fifth Circuit and D.C. Circuit. The 2023--25 petitions have not yet been decided by EPA.

The RVO is a quantity and cannot be settled financially with EPA. The Company accounts for its current period RVO by multiplying the quantity of RINs shortage (based on actual results) by the period end RINs spot price, which is recorded as a current liability in the unaudited condensed consolidated balance sheets and revalued at the end of each subsequent accounting period, which produces non-cash mark-to-market adjustments that are reflected in cost of sales in the unaudited condensed consolidated statements of operations (with the exception of RINs for compliance year 2019 related to the San Antonio refinery, which amount is reflected in other operating expense in the unaudited condensed consolidated statements of operations). RINs generated by blending may be sold or held to offset future RVO. Any gains or losses from RINs sales are recorded in cost of sales in the unaudited condensed consolidated statements of operations.

2018 RVO. In April 2022, EPA issued new decisions denying 36 petitions from small refineries seeking SREs for program year 2018 that had been remanded by the U.S. Court of Appeals for the D.C. Circuit to EPA. EPA had previously granted 31 of these 36 petitions in August 2019, including petitions from the Company. Concurrent with the April 2022 denial action, EPA provided an alternate compliance approach to allow these 31 small refineries to meet their 2018 compliance obligations without purchasing or retiring additional RINs. In April 2022, the Company filed a petition for review of EPA’s denial of the 2018 SRE petition for the Shreveport refinery in the U.S. Court of Appeals for the Fifth Circuit. In June 2022, the Company filed a petition for review of EPA’s denial of the 2018 SRE petition for the Montana refinery in the U.S. Court of Appeals for the Ninth Circuit and filed a protective petition for review in the U.S. Court of Appeals for the D.C. Circuit challenging EPA’s denials of both the Shreveport and Montana refineries’ petitions. Upon a motion made by EPA, the Ninth Circuit dismissed the Company’s petition for review of the denial of the Montana refinery’s 2018 SRE petition for improper venue in favor of the D.C. Circuit case. EPA filed a similar motion to dismiss or transfer in the Fifth Circuit; however, the Fifth Circuit ultimately ordered the merits panel to consider both the merits of the case and the venue question raised by EPA. These 2018 RVO cases were consolidated with the 2019-2020 RVO cases described below.

2019-2020 RVO. In June 2022, EPA issued final decisions denying 69 pending petitions from small refineries seeking SREs for compliance years 2016 to 2021, including petitions submitted by the Company for program years 2019 and 2020, based on an across-the-board determination that no small refinery suffers disproportionate economic hardship from the RFS program, a contention which was subsequently rejected by the Government Accountability Office. In August 2022, the Company filed a petition for review of EPA’s denial of the 2019 and 2020 SRE petitions for the Shreveport refinery in the U.S. Court of Appeals for the Fifth Circuit, and a petition for review of EPA’s denial of the 2019 and 2020 SRE petitions for the Montana refinery in the U.S. Court of Appeals for the Ninth Circuit. The Company also filed a protective petition for review in the U.S. Court of Appeals for the D.C. Circuit challenging both of EPA’s denials. These cases have been consolidated with the applicable program year 2018 cases. Upon a motion made by EPA, the Ninth Circuit transferred the Company’s Montana case to the D.C. Circuit. The Fifth Circuit denied EPA’s request to dismiss or transfer the Shreveport case, ruling that the merits panel would also consider EPA’s argument that the Shreveport refinery case should be transferred to the D.C. Circuit. The Company filed motions asking the courts to stay the Company’s 2019 and 2020 RFS obligations while the merits cases are pending. In January 2023, the Fifth Circuit granted the Company’s motion for stay relating to the Shreveport refinery, and in March 2023, the D.C. Circuit granted the Company’s motion for stay relating to the Montana refinery. The stays granted by each of the respective circuits held that the Company is likely to be successful on the merits of its appeals.

In November 2023, the Fifth Circuit issued its decision and found that venue is proper in the Fifth Circuit and that EPA’s denial of the Shreveport refinery’s petitions for program years 2018-2020 was improper. The Fifth Circuit vacated EPA’s denials and remanded the petitions to EPA. The judicial stay of the Shreveport refinery’s 2019 and 2020 RFS obligations dissolved when the mandate issued in January 2024, and the refinery’s SRE petitions remain pending on remand. In July 2024, the D.C. Circuit issued its decision, finding that EPA’s denial of the Montana Refinery’s petitions for program years 2018-2020 was improper and vacating and remanding EPA’s 2018-2020 denials. The judicial stay of the Montana refinery’s 2019 and 2020 RFS obligations dissolved when the mandate issued in September 2024, and the refinery’s SRE petitions remain pending on remand.

In May 2024, EPA filed a petition for writ of certiorari with the U.S. Supreme Court with respect to only the venue portion of the Fifth Circuit’s decision. The Supreme Court granted EPA’s petition in October 2024. EPA’s opening brief is due in December 2024, and the deadline for refinery petitioners, including the Shreveport refinery, to file a response brief is in January 2025.

2021-2022 RVO. In October 2022, Calumet applied for SREs for the 2021 and 2022 compliance years. In July 2023, EPA issued final decisions denying 26 pending petitions from small refineries seeking SREs for compliance years 2016 to 2023, including the 2021 and 2022 petitions for the Montana and Shreveport refineries, based on the same approach and analysis described by EPA in its June 2022 denials. The Company then filed petitions for review of the denials with the Fifth Circuit and D.C. Circuit and filed motions asking the courts to stay the Company’s 2021 and 2022 RFS obligations. In September 2023, the Fifth Circuit granted the Company’s motion for stay of the Shreveport refinery’s 2021 and 2022 RFS obligations while the case is pending; and in October 2023, the D.C. Circuit granted the Company’s motion for stay of the Montana refinery’s 2021 and 2022 RFS obligations. The Company’s cases challenging the denial of the Shreveport and Great Falls refinery petitions for program years 2021 and 2022 remain pending in the Fifth Circuit and D.C. Circuit.

2023 RVO. In December 2023, Calumet applied for SREs for the 2023 compliance year. In July 2024, the Company filed for injunctive relief in both the District Court of Montana and the Western District Court of Louisiana to force EPA to make a decision on those 2023 SRE petitions. The district court actions are ongoing.

2024-2025 RVO. In June 2024, Calumet applied for SREs for the 2024 and 2025 compliance years. EPA has yet to issue decisions on those SRE petitions.

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

As of September 30, 2024 and December 31, 2023, the Company had a RINs Obligation recorded on the unaudited condensed consolidated balance sheets of $275.7 million and $277.3 million, respectively.

C-Corp Conversion

As described in Note 1 — “Description of the Business,” on the closing date of the C-Corp Conversion, the Company issued (i) approximately 80.4 million shares of Common Stock to holders of the Common Units and (ii) 5.5 million shares of Common Stock and 2.0 million warrants to purchase common stock at an exercise price of $20.00 per share (subject to adjustment) to the Sponsor Parties, in each case, pursuant to the Conversion Agreement. The Company accounted for the C-Corp Conversion as a common control transaction and there were no changes in basis to the net assets recognized at the closing of the transaction. The Company has retrospectively adjusted the unaudited condensed consolidated balance sheets for the period ended December 31, 2023, and the unaudited condensed consolidated statements of operations, statements of comprehensive income (loss), statements of stockholders’ equity for the three and nine months ended September 30, 2023, and the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2023. The 2.0 million warrants to purchase common stock at an exercise price of $20.00 per share (subject to adjustment) are included in Stockholders’ Equity on the unaudited condensed consolidated balance sheets with a balance of $7.8 million for the period ended September 30, 2024. Refer to Note 10 — “Fair Value Measurements” for additional information related to the assumptions and inputs used to determine the fair value of the warrants. Additionally, the Company has recast earnings per share amounts to include the earnings (or losses) of the transferred net assets for the three and nine months ended September 30, 2023. Refer to Note 11 — “Earnings Per Share” for additional information.

Refer to Note 13 — “Income Taxes” for additional information regarding income tax considerations resulting from the C-Corp Conversion.

Recently Issued Accounting Standards – Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Improvements to Reportable Segment Disclosures.” This ASU requires, among other updates, enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact ASU 2023-07 will have on our disclosures.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures.” This ASU amends existing income tax disclosure guidance, primarily requiring more detailed disclosures for income taxes paid and the effective tax rate reconciliation. This ASU is effective for fiscal years beginning after December 15, 2024, may be applied prospectively or retrospectively, and allows for early adoption. The Company is currently evaluating the impact this update will have on its income tax disclosures in the unaudited condensed consolidated financial statements.

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

Products

The Company manufactures, formulates, and markets a diversified slate of specialty branded products to customers in various consumer-facing and industrial markets. In addition, the Company produces fuel and fuel related products, including gasoline, diesel, jet fuel, asphalt and other fuels products. At our Montana Renewables facility, we process a variety of geographically advantaged renewable feedstocks into renewable fuels, including: renewable diesel, sustainable aviation fuel (“SAF”), renewable hydrogen, renewable natural gas, renewable propane and renewable naphtha. These renewable fuels are distributed into renewable markets in the western half of North America. The Company also blends, packages and markets high-performance branded specialty products through its Royal Purple, Bel-Ray and TruFuel brands.

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

Contract Balances

Under product sales contracts, the Company invoices customers for performance obligations that have been satisfied, at which point payment is unconditional. Accordingly, a product sales contract does not give rise to contract assets or liabilities under ASC 606. The Company’s receivables, net of allowance for expected credit losses from contracts with customers as of September 30, 2024 and December 31, 2023 were $279.6 million and $252.4 million, respectively.

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

4. Inventories

The cost of inventory is recorded using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. In certain circumstances, the Company may decide not to replenish inventory for certain products or product lines during an interim period, in which case, the Company may record interim LIFO adjustments during that period. During the three and nine months ended September 30, 2024, the Company recorded no activity (exclusive of lower of cost or market (“LCM”) adjustments) in cost of sales in the unaudited condensed consolidated statements of operations due to the permanent liquidation of inventory layers. During the three and nine months ended September 30, 2023, the Company recorded increases (exclusive of LCM adjustments) in cost of sales in the unaudited condensed consolidated statements of operations of $7.5 million due to the permanent liquidation of inventory layers.

Costs include crude oil and other feedstocks, labor, processing costs and refining overhead costs. Inventories are valued at the LCM value. The replacement cost of these inventories, based on current market values, would have been $48.3 million and $67.8 million higher than the carrying value of inventory as of September 30, 2024 and December 31, 2023, respectively.

For the three and nine months ended September 30, 2024 and 2023, the Company sold inventory comprised of crude oil, refined products and renewable feedstocks under Supply and Offtake Agreements as described in Note 7 — “Inventory Financing Agreements” related to the Great Falls, Shreveport and Montana Renewables facilities.

Inventories consist of the following (in millions):

	September 30, 2024			December 31, 2023
		Supply and			Supply and
	Titled	Offtake		Titled	Offtake
	Inventory	Agreements (1)	Total	Inventory	Agreements (1)	Total
Raw materials	$38.5	$39.1	$77.6	$61.6	$27.6	$89.2
Work in process	68.7	38.2	106.9	72.3	36.7	109.0
Finished goods	155.0	70.0	225.0	162.1	79.1	241.2
	$262.2	$147.3	$409.5	$296.0	$143.4	$439.4
(1)	Amounts represent LIFO value and do not necessarily represent the value at which the inventory was sold. Please read Note 7 — “Inventory Financing Agreements” for further information.

In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. During the three and nine months ended September 30, 2024, the Company recorded an increase in cost of sales in the unaudited condensed consolidated statements of operations of $9.4 million and $8.9 million, respectively. During the three months ended September 30, 2023, the Company recorded a decrease in cost of sales in the unaudited condensed consolidated statements of operations of $12.0 million. During the nine months ended September 30, 2023, the Company recorded an increase in cost of sales in the unaudited condensed consolidated statements of operations of $1.9 million.

5. Leases

The Company has various operating and finance leases primarily for the use of land, storage tanks, railcars, equipment, precious metals and office facilities that have remaining lease terms of greater than one year to 15 years, some of which include options to extend the lease for up to 31 years, and some of which include options to terminate the lease within one year.

Supplemental balance sheet information related to the Company’s leases for the periods presented were as follows (in millions):

		September 30,	December 31,
Assets:	Classification:	2024	2023
Operating lease assets	Other noncurrent assets, net (1)	$78.7	$114.4
Finance lease assets	Property, plant and equipment, net (2)	2.6	2.4
Total leased assets		$81.3	$116.8
Liabilities:
Current
Operating	Other current liabilities	$35.0	$75.6
Finance	Current portion of long-term debt	1.0	1.1
Non-current
Operating	Other long-term liabilities	44.0	39.0
Finance	Long-term debt, less current portion	1.9	1.9
Total lease liabilities		$81.9	$117.6
(1)	During the three and nine months ended September 30, 2024, the Company had additions to its operating lease right of use assets and operating lease liabilities of approximately $15.3 million and $22.1 million, respectively.
(2)	Finance lease assets are recorded net of accumulated amortization of $5.6 million and $5.0 million as of September 30, 2024 and December 31, 2023, respectively.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s leases for the periods presented were as follows (in millions).

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Costs:	Classification:	2024	2023	2024	2023
Fixed operating lease cost	Cost of Sales; SG&A Expenses	$20.9	$20.1	$62.8	$55.7
Short-term operating lease cost (1)	Cost of Sales; SG&A Expenses	2.1	2.4	6.6	7.2
Variable operating lease cost (2)	Cost of Sales; SG&A Expenses	3.0	0.5	4.3	3.3
Finance lease cost:
Amortization of finance lease assets	Cost of Sales	0.4	0.1	0.6	0.6
Interest on lease liabilities	Interest expense	0.1	0.1	0.2	0.2
Total lease cost		$26.5	$23.2	$74.5	$67.0
(1)	The Company’s leases with an initial term of 12 months or less are not recorded on the unaudited condensed consolidated balance sheets.
(2)	The Company’s railcar leases typically include a mileage limit the railcar can travel over the life of the lease. For any mileage incurred over this limit, the Company is obligated to pay an agreed upon dollar value for each mile that is traveled over the limit.

As of September 30, 2024, the Company had estimated minimum commitments for the payment of rentals under leases which, at inception, had a noncancellable term of more than one year, as follows (in millions):

	Operating	Finance
Maturity of Lease Liabilities	Leases (1)	Leases (2)	Total
2024	$20.8	$0.3	$21.1
2025	23.1	1.1	24.2
2026	14.8	1.0	15.8
2027	10.4	0.5	10.9
2028	7.5	0.3	7.8
Thereafter	18.1	0.1	18.2
Total	$94.7	$3.3	$98.0
Less: Interest	15.7	0.4	16.1
Present value of lease liabilities	$79.0	$2.9	$81.9
Less obligations due within one year	35.0	1.0	36.0
Long-term lease obligation	$44.0	$1.9	$45.9
(1)	As of September 30, 2024, the Company’s operating lease payments included no material options to extend lease terms that are reasonably certain of being exercised. The Company has no legally binding minimum lease payments for leases signed but not yet commenced as of September 30, 2024.
(2)	As of September 30, 2024, the Company’s finance lease payments included no material options to extend lease terms that are reasonably certain of being exercised. The Company has no legally binding minimum lease payments for leases that have been signed but not yet commenced as of September 30, 2024.

Weighted-Average Lease Term and Discount Rate

The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating and finance leases were as follows:

	September 30,	December 31,
Lease Term and Discount Rate:	2024	2023
Weighted-average remaining lease term (years):
Operating leases	4.2	2.6
Finance leases	3.2	3.1
Weighted-average discount rate:
Operating leases	8.6%	8.6%
Finance leases	8.0%	7.3%

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

Standby Letters of Credit

The Company has agreements with various financial institutions for standby letters of credit and other reserves. The standby letters of credit have been issued primarily to vendors. As of September 30, 2024 and December 31, 2023, the Company had outstanding standby letters of credit of $27.3 million and $29.9 million, respectively, under its senior secured revolving credit facility (the “revolving credit facility”). Please read Note 8 — “Long-Term Debt” for additional information regarding the Company’s revolving credit facility. At September 30, 2024 and December 31, 2023, the maximum amount of letters of credit the Company could issue under its revolving credit facility was subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $255.0 million, which may be increased with the consent of the Agent (as defined in the Credit Agreement) to 90% of revolver commitments then in effect ($500.0 million at September 30, 2024 and December 31, 2023).

Throughput Contract

Prior to 2020, the Company entered into a long-term agreement to transport crude oil at a minimum of 5,000 bpd through a pipeline, which commenced service in the second quarter of 2020. The agreement also contains a capital recovery charge that increases 2% per annum. This agreement is for seven years.

As of September 30, 2024, the estimated minimum unconditional purchase commitments, including the capital recovery charge, under the agreement were as follows (in millions):

Year	Commitment
2024	$1.0
2025	4.0
2026	4.0
2027	2.4
Thereafter	—
Total (1)	$11.4
(1)	As of September 30, 2024, the estimated minimum payments for the unconditional purchase commitments have been accrued and are included in other current liabilities and other long-term liabilities in the unaudited condensed consolidated balance sheets. This liability was accrued due to the fact that the contract was entered into to supply crude to a divested facility.

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

On September 30, 2024, in connection with the closing of the Montana Asset Financing Arrangement, the Company entered into the Second Amendment to the Monetization Master Agreement with J. Aron and the other parties thereto, in order to amend the Monetization Master Agreement, dated as of January 17, 2024 and permit the Montana Asset Financing Arrangement transaction. Refer to Note 8 — “Long-Term Debt” for additional information.

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

While title to certain inventories will reside with the counterparties to the arrangements, the Supply and Offtake Agreements are accounted for by the Company similar to a product financing arrangement; therefore, the inventories sold to the counterparties will continue to be included in the Company’s unaudited condensed consolidated balance sheets until processed and sold to a third party.

For the three months ended September 30, 2024 and 2023, the Company incurred an expense of $4.3 million and $8.5 million, respectively, for financing costs related to the Supply and Offtake Agreements, which are included in interest expense in the Company’s unaudited condensed consolidated statements of operations. For the nine months ended September 30, 2024 and 2023, the Company incurred an expense of $14.7 million and $23.1 million, respectively, for financing costs related to the Supply and Offtake Agreements, which are included in interest expense in the Company’s unaudited condensed consolidated statements of operations.

The Company’s inventory financing arrangement with Macquarie for the Company’s Shreveport facility in effect as of December 31, 2023 included a deferred payment arrangement (the “Deferred Payment Arrangement”) whereby the Company could defer payments on just-in-time crude oil purchases from Macquarie owed under the agreements up to the value of the collateral provided (90% of the collateral was inventory). The deferred amounts under the Deferred Payment Arrangement bore interest at a rate equal to the SOFR plus 3.25% per annum. Amounts outstanding under the Deferred Payment Arrangement were included in obligations under inventory financing agreements in the Company’s unaudited condensed consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement for the three and nine months ended September 30, 2023 were included within cash flows from financing activities in the unaudited condensed consolidated statements of cash flows. As of December 31, 2023, the Company had $14.1 million of deferred payments outstanding for the inventory financing arrangement with Macquarie then in effect.

8. Long-Term Debt

Long-term debt consisted of the following (in millions):

	September 30,	December 31,
	2024	2023
Borrowings under amended and restated senior secured revolving credit agreement with third-party lenders, interest payments quarterly, borrowings due January 2027, weighted average interest rates of 7.7% and 6.8% for the nine months ended September 30, 2024 and the year ended December 31, 2023, respectively.	$225.9	$136.7
Borrowings under amended secured MRL revolving credit agreement with third-party lender, interest payments quarterly, borrowings due November 2027, weighted average interest rate of 7.3% and 6.9% for the nine months ended September 30, 2024 and the year ended December 31, 2023, respectively.	—	13.0
Borrowings under the 2024 Secured Notes, interest at a fixed rate of 9.25%, interest payments semiannually, borrowings due July 2024, effective interest rate of 9.5% for the year ended December 31, 2023.	—	179.0
Borrowings under the 2025 Notes, interest at a fixed rate of 11.0%, interest payments semiannually, borrowings due April 2025, effective interest rate of 11.4% for the nine months ended September 30, 2024 and the year ended December 31, 2023.	363.5	413.5
Borrowings under the 2027 Notes, interest at a fixed rate of 8.125%, interest payments semiannually, borrowings due July 2027, effective interest rate of 8.3% for the nine months ended September 30, 2024 and the year ended December 31, 2023.	325.0	325.0
Borrowings under the 2028 Notes, interest at a fixed rate of 9.75%, interest payments semiannually, borrowings due July 2028, effective interest rate of 10.2% for the nine months ended September 30, 2024 and the year ended December 31, 2023.	325.0	325.0
Borrowings under the 2029 Secured Notes, interest at a fixed rate of 9.25%, interest payments semiannually, borrowings due July 2029, effective interest rate of 9.4% for the nine months ended September 30, 2024.	200.0	—
MRL Term Loan Credit Agreement	73.9	74.4
Shreveport terminal asset financing arrangement	44.9	50.8
Montana terminal asset financing arrangement	34.7	—
Montana refinery asset financing arrangement	110.0	—
MRL asset financing arrangements	372.5	384.6
Finance lease obligations, at various interest rates, interest and principal payments monthly through June 2028	2.9	3.0
Less unamortized debt issuance costs (1)	(16.2)	(16.1)
Less unamortized discounts	(2.8)	(3.5)
Total debt	$2,059.3	$1,885.4
Less current portion of long-term debt	400.3	55.7
Total long-term debt	$1,659.0	$1,829.7
(1)	Deferred debt issuance costs are being amortized by the effective interest rate method over the lives of the related debt instruments. These amounts are net of accumulated amortization of $30.3 million and $26.6 million at September 30, 2024 and December 31, 2023, respectively.

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

The indentures governing the Senior Notes contain covenants that, among other things, restrict the Company’s ability and the ability of certain of the Company’s subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Company’s common units or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; (viii) engage in transactions with affiliates and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the Senior Notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the Senior Notes, has occurred and is continuing, many of these covenants will be suspended. As of September 30, 2024, the Company was in compliance with all covenants under the indentures governing the Senior Notes.

Montana Refinery Asset Financing Arrangement

On September 30, 2024, Calumet Montana Refining, LLC (“Calumet Montana”), a subsidiary of the Company, entered into a Master Lease Agreement (together with Equipment Schedule No. 1 thereto) with Stonebriar Commercial Finance LLC (“Stonebriar”) related to a sale and leaseback transaction (the “Montana Refinery Asset Financing

Arrangement”). Pursuant to the Montana Refinery Asset Financing Arrangement, Calumet Montana sold to and leased back from Stonebriar certain equipment comprising the specialty asphalt refinery located in Great Falls, Montana (the “Refinery Assets”), for a total purchase price of up to $150.0 million. Calumet Montana received $110.0 million of the total purchase price on September 30, 2024 and the remaining purchase price of up to $40.0 million will be disbursed to the Company at the closing of a financing contemplated by Montana Renewables, LLC (“MRL”), an unrestricted, non-guarantor subsidiary of the Company. The Company has recorded the Montana Refinery Asset Financing Arrangement as a financial liability in the unaudited condensed consolidated balance sheets.

MRL Asset Financing Arrangements

On August 5, 2022, MRL, entered into Equipment Schedule No. 2 (the “Equipment Schedule”) and an Interim Funding Agreement (the “Funding Agreement”) with Stonebriar. The Equipment Schedule and the Funding Agreement each constitute a schedule under the Master Lease Agreement (the “Lease Agreement”) dated as of December 31, 2021 between MRL and Stonebriar. The Equipment Schedule provides that Stonebriar will purchase from and lease back to MRL a hydrocracker, intended to produce renewable diesel and related products, for a purchase price of $250.0 million. The Funding Agreement provides $100.0 million in financing for the design and construction of a feedstock pre-treater facility and $50.0 million for the construction of a hydrogen plant. The transactions with Stonebriar described in this paragraph are referred to herein as the “MRL asset financing arrangements.”

On September 30, 2024, MRL entered into the Lease Amendment (the “MRL Lease Amendment”) with Stonebriar to amend Equipment Schedule No. 1, dated as of December 30, 2022, Equipment Schedule No. 2, dated as of August 5, 2022, and Equipment Schedule No. 3, dated as of September 29, 2023 (each, an “Equipment Schedule” and, collectively, the “Equipment Schedules”). Each Equipment Schedule sets forth lease terms that incorporate part of that certain Master Lease Agreement, dated as of December 31, 2021, by and among MRL and Stonebriar. The MRL Lease Amendment amended each Equipment Schedule to, among other changes, permit an additional early termination option contingent upon successful additional financing by MRL.

The Company has recorded the MRL asset financing arrangements as a financial liability in the unaudited condensed consolidated balance sheets.

Fourth, Fifth and Sixth Amendments to Third Amended and Restated Senior Secured Revolving Credit Facility

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

On September 30, 2024, in connection with the Montana Refinery Asset Financing Arrangement transaction, the Company entered into the Consent and Sixth Amendment (the “Sixth Amendment”) to the Credit Agreement. The Sixth Amendment amended the Credit Agreement to, among other changes, (i) permit the Montana Refinery Asset Financing Arrangement transaction, and (ii) to remove the Refinery Assets from the determination of the borrowing base under the Credit Agreement, on the terms and conditions set forth in the Sixth Amendment.

The borrowing capacity at September 30, 2024, under the revolving credit facility was approximately $475.5 million. As of September 30, 2024, the Company had outstanding borrowings of $225.9 million under the revolving credit facility and outstanding standby letters of credit of $27.3 million, leaving approximately $222.3 million of unused capacity.

The revolving credit facility contains various covenants that limit, among other things, the Company’s ability to: incur indebtedness; grant liens; dispose of certain assets; make certain acquisitions and investments; redeem or prepay other debt or make other restricted payments such as distributions to unitholders; enter into transactions with affiliates; and enter into a merger, consolidation or sale of assets. Further, the revolving credit facility contains one springing financial covenant which provides that only if the Company’s availability to borrow loans under the revolving credit facility falls below the sum of (a) the greater of (i) (x) 15% of the borrowing base then in effect at the same time that the refinery asset borrowing base component is greater than $0 and (y) 10% of the borrowing base then in effect at any time that the refinery asset borrowing base component is equal to $0 and (ii) $45.0 million (which amount is subject to certain increases) plus (b) the amount of FILO Loans outstanding, then we will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.0 to 1.0. As of September 30, 2024, the Company was in compliance with all covenants under the revolving credit facility.

Amendment No. 1 to MRL Revolving Credit Agreement

On November 2, 2022, MRL entered into, as borrower, a Credit Agreement (the “MRL Revolving Credit Agreement”) with Montana Renewables Holdings LLC (“MRHL”), the parent company of MRL, and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and lender, which MRL Revolving Credit Agreement provides for a secured revolving credit facility in the maximum amount of $90.0 million outstanding, secured by accounts receivable, with the option to request additional commitments of up to $15.0 million, and with a maturity date of November 2, 2027. The borrowing capacity at September 30, 2024, under the MRL Revolving Credit Agreement was approximately $32.9 million. As of September 30, 2024, MRL had no outstanding borrowings under the MRL Revolving Credit Agreement and no outstanding standby letters of credit, leaving approximately $32.9 million of unused capacity.

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

Maturities of Long-Term Debt

As of September 30, 2024, principal payments on debt obligations and future minimum rentals on finance lease obligations are as follows (in millions):

Year	Maturity
2024	$9.7
2025	406.2
2026	51.6
2027	615.9
2028	430.8
Thereafter	563.2
Total	$2,077.4

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

As of September 30, 2024 and December 31, 2023, the Company was obligated to repurchase crude oil and refined products from its counterparties, then in effect, at the termination of the Supply and Offtake Agreements in certain scenarios. The Company has determined that the redemption feature on the initially recognized liability related to the Supply and Offtake Agreements is an embedded derivative indexed to commodity prices. As such, the Company has accounted for these embedded derivatives at fair value with changes in the fair value, if any, recorded in Gain (loss) on derivative instruments in the Company’s unaudited condensed consolidated statements of operations.

The Company recognizes all derivative instruments at their fair values (please read Note 10 — “Fair Value Measurements”) as either current assets or derivative liabilities or other noncurrent assets, net or other long-term liabilities in the unaudited condensed consolidated balance sheets. Fair value includes any premiums paid or received and unrealized gains and losses. Fair value does not include any amounts receivable from or payable to counterparties, or collateral provided to counterparties. Derivative asset and liability amounts with the same counterparty are netted against each other for financial reporting purposes in accordance with the provisions of our master netting arrangements.

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative assets in the Company’s unaudited condensed consolidated balance sheets (in millions):

		September 30, 2024			December 31, 2023
			Gross	Net Amounts		Gross	Net Amounts
			Amounts	of Assets		Amounts	of Assets
			Offset in the	Presented		Offset in the	Presented
		Gross	Condensed	in the	Gross	Condensed	in the
		Amounts of	Consolidated	Condensed	Amounts of	Consolidated	Condensed
	Balance Sheet	Recognized	Balance	Consolidated	Recognized	Balance	Consolidated
	Location	Assets	Sheets	Balance Sheets	Assets	Sheets	Balance Sheets
Derivative instruments not designated as hedges:
Specialty Products and Solutions segment:
Crack spread swaps	Derivative assets / Other noncurrent assets, net	$—	$—	$—	$11.6	$—	$11.6
Total derivative instruments		$—	$—	$—	$11.6	$—	$11.6

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative liabilities in the Company’s unaudited condensed consolidated balance sheets (in millions):

		September 30, 2024			December 31, 2023
Net Amounts
			Gross	of Liabilities		Gross	Net Amounts
			Amounts	Presented in		Amounts	of Liabilities
			Offset in the	the		Offset in the	Presented in
		Gross	Condensed	Condensed	Gross	Condensed	the
		Amounts of	Consolidated	Consolidated	Amounts of	Consolidated	Condensed
	Balance Sheet	Recognized	Balance	Balance	Recognized	Balance	Consolidated
	Location	Liabilities	Sheets	Sheets	Liabilities	Sheets	Balance Sheets
Derivative instruments not designated as hedges:
Specialty Products and Solutions segment:
Inventory financing obligation	Other long-term liabilities / Obligations under inventory financing agreements	$—	$10.8	$10.8	$(52.5)	$—	$(52.5)
Total derivative instruments		$—	$10.8	$10.8	$(52.5)	$—	$(52.5)

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

The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations for the three months ended September 30, 2024 and 2023, related to its derivative instruments not designated as hedges (in millions):

	Amount of Realized Gain (Loss)
	Recognized in Gain (Loss) on		Amount of Unrealized Gain (Loss)
	Derivative		Recognized in Gain (Loss) on Derivative
	Instruments		Instruments
	Three Months Ended September 30,		Three Months Ended September 30,
Type of Derivative	2024	2023	2024	2023
Specialty Products and Solutions segment:
Inventory financing obligation	$(2.8)	$—	$17.3	$(14.4)
Crack spread swaps	6.0	(18.0)	(3.7)	(11.7)
Montana/Renewables segment:
Inventory financing obligation	(1.6)	—	—	(10.2)
Total	$1.6	$(18.0)	$13.6	$(36.3)

The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations for the nine months ended September 30, 2024 and 2023, related to its derivative instruments not designated as hedges (in millions):

	Amount of Realized
	Loss Recognized in Gain (Loss) on		Amount of Unrealized Gain (Loss)
	Derivative		Recognized in Gain (Loss) on Derivative
	Instruments		Instruments
	Nine Months Ended September 30,		Nine Months Ended September 30,
Type of Derivative	2024	2023	2024	2023
Specialty Products and Solutions segment:
Inventory financing obligation	$(60.5)	$—	$63.9	$(17.1)
Crack spread swaps	13.5	(33.3)	(11.6)	39.7
Montana/Renewables segment:
Inventory financing obligation	4.3	—	—	(3.8)
Total	$(42.7)	$(33.3)	$52.3	$18.8

Derivative Positions

At September 30, 2024, the Company had no outstanding derivative contracts.

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

Commodity derivative instruments are measured at fair value using a market approach. To estimate the fair values of the Company’s commodity derivative instruments, the Company uses the forward rate, the strike price, contractual notional amounts, the risk-free rate of return and contract maturity. Various analytical tests are performed to validate the counterparty data. The fair values of the Company’s derivative instruments are adjusted for nonperformance risk and creditworthiness of the counterparty through the Company’s credit valuation adjustment (“CVA”). The CVA is calculated at the counterparty level utilizing the fair value exposure at each payment date and applying a weighted probability of the appropriate survival and marginal default percentages. The Company uses the counterparty’s marginal default rate and the Company’s survival rate when the Company is in a net asset position at the payment date and uses the Company’s marginal default rate and the counterparty’s survival rate when the Company is in a net liability position at the payment date. As a result of applying the applicable CVA at December 31, 2023, the Company’s net assets and net liabilities changed by an immaterial amount.

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

Pension Assets

Pension assets are reported at fair value in the accompanying unaudited condensed consolidated financial statements. At September 30, 2024 and December 31, 2023, the Company’s investments associated with its pension plan consisted of (i) cash and cash equivalents, (ii) fixed income bond funds, (iii) mutual equity funds, and (iv) mutual balanced funds. The fixed income bond funds, mutual equity funds, and mutual balanced funds that are measured at fair value using a market approach based on quoted prices from national securities exchanges and are categorized in Level 1 of the fair value hierarchy. The fixed income bond funds, mutual equity funds, and mutual balanced funds that are measured at fair value using a market approach based on prices obtained from an independent pricing service are categorized in Level 2 of the fair value hierarchy.

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

Hierarchy of Recurring Fair Value Measurements

The Company’s recurring assets and liabilities measured at fair value were as follows (in millions):

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets:
Crack spread swaps	$—	$—	$—	$—	$—	$—	$11.6	$11.6
Inventory financing obligation	—	—	10.8	10.8	—	—	—	—
Total derivative assets	$—	$—	$10.8	$10.8	$—	$—	$11.6	$11.6
Pension plan investments	$3.8	$24.2	$—	$28.0	$3.5	$23.5	$—	$27.0
Total recurring assets at fair value	$3.8	$24.2	$10.8	$38.8	$3.5	$23.5	$11.6	$38.6
Liabilities:
Derivative liabilities:
Inventory financing obligation	$—	$—	$—	$—	$—	$—	$(52.5)	$(52.5)
Total derivative liabilities	$—	$—	$—	$—	$—	$—	$(52.5)	$(52.5)
Precious metals obligations	(5.6)	—	—	(5.6)	(6.9)	—	—	(6.9)
Liability awards	(53.6)	—	—	(53.6)	(64.2)	—	—	(64.2)
Total recurring liabilities at fair value	$(59.2)	$—	$—	$(59.2)	$(71.1)	$—	$(52.5)	$(123.6)

The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities (in millions):

	Nine Months Ended September 30,
	2024	2023

Fair value at January 1,	$(40.8)	$(73.8)
Realized loss on derivative instruments	(42.7)	(33.3)
Unrealized gain (loss) on derivative instruments	52.3	18.8
Settlements	42.7	33.3
Fair value at September 30,	$11.5	$(55.0)
Total gain (loss) included in net income (loss) attributable to changes in unrealized gain (loss) relating to financial assets and liabilities held as of September 30,	$52.3	$18.8

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

The 2.0 million warrants to purchase common stock at an exercise price of $20.00 per share (subject to adjustment) issued to the Sponsor Parties pursuant to the Conversion Agreement were recorded at their fair value on July 10, 2024. The fair value of the warrants was determined using the Black-Scholes option pricing model based on assumptions that would generally be classified within Level 3 to record such warrants within Stockholders’ Equity in the unaudited condensed consolidated balance sheets.

Estimated Fair Value of Financial Instruments

Cash, cash equivalents and restricted cash

The carrying value of cash, cash equivalents and restricted cash are each considered to be representative of their fair value.

Debt

The estimated fair value of long-term debt at September 30, 2024 and December 31, 2023, consists primarily of senior notes. The estimated fair value of the Company’s 2024 Secured Notes, 2025, 2027, and 2028 Senior Notes, and 2029 Secured Notes defined as Level 2 was based upon quoted prices for identical or similar liabilities in markets that are not active. The carrying value of borrowings, if any, under the Company’s revolving credit facility, MRL revolving credit agreement, MRL asset financing arrangements, MRL term loan credit agreement, Montana refinery asset financing arrangement, finance lease obligations and other obligations are classified as Level 3. Please read Note 8 — “Long-Term Debt” for further information on long-term debt.

The Company’s carrying value and estimated fair value of the Company’s financial instruments, carried at adjusted historical cost, were as follows (in millions):

	September 30, 2024			December 31, 2023
	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Instrument:
2024 Secured Notes, 2025 Notes, 2027 Notes, 2028 Notes, and 2029 Secured Notes	2	$1,207.9	$1,205.1	$1,247.2	$1,232.3
Revolving credit facility	3	$225.9	$222.5	$136.7	$134.4
MRL revolving credit agreement	3	$—	$(0.6)	$13.0	$12.4
MRL term loan credit agreement	3	$73.9	$71.6	$74.4	$71.6
Shreveport terminal asset financing arrangement	3	$44.9	$44.4	$50.8	$50.1
Montana terminal asset financing arrangement	3	$34.7	$34.5	$—	$—
Montana refinery asset financing arrangement	3	$110.0	$109.3	$—	$—
MRL asset financing arrangements	3	$372.5	$369.6	$384.6	$381.6
Finance leases and other obligations	3	$2.9	$2.9	$3.0	$3.0

11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in millions, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
		(As Restated and Recast)		(As Restated and Recast)
Numerator for basic and diluted earnings per share:
Net income (loss)	$(100.6)	$99.8	$(181.3)	$96.1
Denominator for earnings per share:
Basic common shares outstanding	85,530,080	80,172,810	82,158,405	80,046,930
Diluted common shares outstanding (1)	85,530,080	80,387,278	82,158,405	80,148,519
Earnings per share:
Basic	$(1.18)	$1.24	$(2.21)	$1.20
Diluted	$(1.18)	$1.24	$(2.21)	$1.20
(1)	Total diluted weighted average common shares outstanding excludes a de-minimis amount of potentially dilutive restricted stock units which would have been anti-dilutive for the three and nine months ended September 30, 2024.

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

Reportable segment information for the three and nine months ended September 30, 2024 and 2023, is as follows (in millions):

	Specialty
	Products and	Performance	Montana/			Consolidated
Three Months Ended September 30, 2024	Solutions	Brands	Renewables	Corporate	Eliminations	Total
Sales:
External customers	$714.0	$80.3	$306.1	$—	$—	$1,100.4
Inter-segment sales	6.3	0.1	—	—	(6.4)	—
Total sales	$720.3	$80.4	$306.1	$—	$(6.4)	$1,100.4

Adjusted EBITDA	$42.6	$13.6	$12.7	$(19.1)	$—	$49.8
Reconciling items to net loss:
Depreciation and amortization	17.4	2.2	25.5	0.2	—	45.3
LCM / LIFO loss	4.2	0.8	4.4	—	—	9.4
Interest expense	5.6	—	15.7	36.4	—	57.7
Unrealized gain on derivatives	(13.6)	—	—	—	—	(13.6)
RINs mark-to-market loss	22.6	—	10.2	—	—	32.8
Other non-recurring expenses						12.1
Equity-based compensation and other items						7.0
Income tax expense						0.7
Noncontrolling interest adjustments						(1.0)
Net loss						$(100.6)

Capital expenditures	$9.4	$0.2	$8.9	$0.9	$—	$19.4
PP&E, net	$355.7	$32.0	$1,061.1	$4.5	$—	$1,453.3

	Specialty
	Products and	Performance	Montana/			Consolidated
Three Months Ended September 30, 2023 (As Restated)	Solutions (1)	Brands (2)	Renewables	Corporate	Eliminations	Total
Sales:
External customers	$745.7	$75.2	$328.5	$—	$—	$1,149.4
Inter-segment sales	2.5	0.1	—	—	(2.6)	—
Total sales	$748.2	$75.3	$328.5	$—	$(2.6)	$1,149.4

Adjusted EBITDA	$38.6	$13.2	$38.2	$(14.6)	$—	$75.4
Reconciling items to net income:
Depreciation and amortization	19.0	2.5	21.9	0.2	—	43.6
LCM / LIFO (gain) loss	(4.4)	0.1	(0.2)	—	—	(4.5)
Interest expense	7.1	—	18.4	33.2	—	58.7
Debt extinguishment costs	—	—	—	0.3	—	0.3
Unrealized loss on derivatives	26.2	—	10.1	—	—	36.3
RINs mark-to-market gain	(118.3)	—	(55.1)	—	—	(173.4)
Other non-recurring expenses						2.5
Equity-based compensation and other items						13.8
Income tax expense						0.5
Noncontrolling interest adjustments						(2.2)
Net income						$99.8

Capital expenditures	$25.4	$0.4	$22.1	$0.1	$—	$48.0
PP&E, net	$375.7	$33.2	$1,116.0	$2.0	$—	$1,526.9

	Specialty
	Products and	Performance	Montana/			Consolidated
Nine Months Ended September 30, 2024	Solutions	Brands	Renewables	Corporate	Eliminations	Total
Sales:
External customers	$2,141.8	$256.1	$842.0	$—	$—	$3,239.9
Inter-segment sales	18.3	0.3	—	—	(18.6)	—
Total sales	$2,160.1	$256.4	$842.0	$—	$(18.6)	$3,239.9

Adjusted EBITDA	$150.2	$41.1	$5.8	$(58.9)	$—	$138.2
Reconciling items to net loss:
Depreciation and amortization	53.1	6.5	76.3	0.7	—	136.6
LCM / LIFO loss	1.3	0.8	6.8	—	—	8.9
Interest expense	17.3	0.1	48.7	109.2	—	175.3
Debt extinguishment costs	0.1	—	—	0.2	—	0.3
Unrealized gain on derivatives	(52.3)	—	—	—	—	(52.3)
RINs mark-to-market gain	(16.9)	—	(9.2)	—	—	(26.1)
Other non-recurring expenses						72.1
Equity-based compensation and other items						4.4
Income tax expense						1.4
Noncontrolling interest adjustments						(1.1)
Net loss						$(181.3)

Capital expenditures	$41.0	$0.8	$25.1	$2.7	$—	$69.6
PP&E, net	$355.7	$32.0	$1,061.1	$4.5	$—	$1,453.3

	Specialty
	Products and	Performance	Montana/			Consolidated
Nine Months Ended September 30, 2023 (As Restated)	Solutions (1)	Brands (2)	Renewables (3)	Corporate	Eliminations	Total
Sales:
External customers	$2,168.5	$239.5	$796.5	$—	$—	$3,204.5
Inter-segment sales	13.1	0.2	—	—	(13.3)	—
Total sales	$2,181.6	$239.7	$796.5	$—	$(13.3)	$3,204.5

Adjusted EBITDA	$175.6	$41.8	$56.0	$(52.6)	$—	$220.8
Reconciling items to net income:
Depreciation and amortization	54.2	7.4	61.3	0.8	—	123.7
LCM / LIFO (gain) loss	(1.7)	2.2	8.9	—	—	9.4
Interest expense	20.4	0.1	48.3	94.9	—	163.7
Debt extinguishment costs	—	—	—	5.5	—	5.5
Unrealized (gain) loss on derivatives	(22.6)	—	3.8	—	—	(18.8)
RINs mark-to-market gain	(146.9)	—	(69.0)	—	—	(215.9)
Other non-recurring expenses						35.5
Equity-based compensation and other items						21.0
Income tax expense						1.4
Noncontrolling interest adjustments						(0.8)
Net income						$96.1

Capital expenditures	$65.4	$1.4	$202.0	$0.4	$—	$269.2
PP&E, net	$375.7	$33.2	$1,116.0	$2.0	$—	$1,526.9
(1)	For the three and nine months ended September 30, 2023, Adjusted EBITDA for the Specialty Products and Solutions segment included a $7.1 million and $9.5 million gain, respectively, recorded in cost of sales in the unaudited condensed consolidated statements of operations for proceeds received under the Company’s property damage insurance policy.

(2)	For the three and nine months ended September 30, 2023, Adjusted EBITDA for the Performance Brands segment included a $3.2 million and $8.2 million gain recorded in cost of sales in the unaudited condensed consolidated statements of operations for proceeds received under the Company’s business interruption insurance policy.
(3)	For the nine months ended September 30, 2023, Adjusted EBITDA for the Montana/Renewables segment excluded a $28.4 million charge to cost of sales in the unaudited condensed consolidated statements of operations for losses under firm purchase commitments.

Geographic Information

International sales accounted for less than ten percent of consolidated sales in the three and nine months ended September 30, 2024 and 2023.

Product Information

The Company offers specialty, fuels, renewable fuels and packaged products primarily in categories consisting of lubricating oils, solvents, waxes, gasoline, diesel, jet fuel, asphalt, heavy fuel oils, renewable fuels, high-performance branded products, and other specialty and fuels products. The following table sets forth the major product category sales for each segment for the three months ended September 30, 2024 and 2023 (dollars in millions):

	Three Months Ended September 30,
	2024		2023
			(As Restated)
Specialty Products and Solutions:
Lubricating oils	$192.5	17.5%	$175.8	15.3%
Solvents	106.1	9.6%	92.1	8.0%
Waxes	38.8	3.5%	40.1	3.5%
Fuels, asphalt and other by-products	376.6	34.3%	437.7	38.1%
Total	$714.0	64.9%	$745.7	64.9%
Montana/Renewables:
Gasoline	$40.8	3.7%	$47.9	4.2%
Diesel	31.0	2.8%	39.9	3.5%
Jet fuel	5.3	0.5%	5.9	0.5%
Asphalt, heavy fuel oils and other	51.3	4.7%	50.2	4.3%
Renewable fuels	177.7	16.1%	184.6	16.1%
Total	$306.1	27.8%	$328.5	28.6%

Performance Brands:	$80.3	7.3%	$75.2	6.5%

Consolidated sales	$1,100.4	100.0%	$1,149.4	100.0%

	Nine Months Ended September 30,
	2024		2023
			(As Restated)
Specialty Products and Solutions:
Lubricating oils	$598.1	18.5%	$577.2	18.0%
Solvents	318.0	9.8%	294.9	9.2%
Waxes	117.9	3.6%	124.5	3.9%
Fuels, asphalt and other by-products	1,107.8	34.2%	1,171.9	36.6%
Total	$2,141.8	66.1%	$2,168.5	67.7%
Montana/Renewables:
Gasoline	$110.0	3.4%	$131.6	4.1%
Diesel	87.9	2.7%	108.7	3.4%
Jet fuel	14.8	0.5%	16.5	0.5%
Asphalt, heavy fuel oils and other	118.5	3.7%	108.3	3.3%
Renewable fuels	510.8	15.7%	431.4	13.5%
Total	$842.0	26.0%	$796.5	24.8%

Performance Brands:	$256.1	7.9%	$239.5	7.5%

Consolidated sales	$3,239.9	100.0%	$3,204.5	100.0%

Major Customers

During the three and nine months ended September 30, 2024 and 2023, the Company had no customer that represented 10% or greater of consolidated sales.

Major Suppliers

During the three and nine months ended September 30, 2024, the Company had three suppliers that supplied approximately 90.8% and 83.8%, respectively, of its crude oil supply. During the three and nine months ended September 30, 2023, the Company had two suppliers that supplied approximately 89.0% and 91.4%, respectively, of its crude oil supply.

13. Income Taxes

Calumet, Inc. is a corporation and is subject to U.S. federal and state income taxes. Income taxes are accounted for under the asset and liability method. Calumet, Inc. recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards, using enacted tax rates in effect for the taxing jurisdiction in which Calumet, Inc. operates for the year in which those temporary differences are expected to be recovered or settled. Calumet, Inc. recognizes the financial statement effects of a tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination. Net deferred tax assets are then reduced by a valuation allowance if Calumet, Inc. believes it is more likely than not such net deferred tax assets will not be realized. The Company assessed the realizability of the deferred tax assets (“DTAs”) and concluded that a full valuation allowance for the net DTAs is deemed appropriate as the DTAs were not more likely than not to be realized under relevant accounting standards.

On July 10, 2024, Calumet, Inc. completed the Conversion pursuant to which it became the parent holding company of Calumet Specialty Products Partners, L.P. and its subsidiaries. Following the Conversion, the Company’s sole material asset is the partnership interests in the Partnership, which for U.S. federal, state and local income tax purposes passes its net taxable income and related tax credits, if any, through to its partners for inclusion in the partners’ tax returns. The Partnership is also subject to and reports entity level taxes in certain states. The income tax burden on the earnings taxed to the noncontrolling interest holders is not reported by the Company in its unaudited condensed consolidated financial statements under U.S. GAAP. As a result, the Company’s effective tax rate differs materially from the statutory rate.

Income Tax Expense

Prior to the Conversion on July 10, 2024, the Company was generally not subject to U.S. federal and state income taxes, whereas following the Conversion, Calumet, Inc. is taxed as a corporation and subject to U.S. federal and state income taxes. The effective tax rate for the period from July 10, 2024 through September 30, 2024, was approximately (0.7)%.  The lower effective tax rate compared to the statutory tax rates is primarily related to the valuation allowance that offsets the deferred tax benefit that would otherwise be recorded.

14. Unrestricted Subsidiaries

As defined in the indentures governing the Company’s outstanding senior notes, an unrestricted subsidiary means MRHL, MRL and any other subsidiary of the Company, other than Calumet Finance Corp., that is designated by the governing body of the General Partner as an unrestricted subsidiary, but only to the extent that such subsidiary:

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

As of September 30, 2024 and December 31, 2023, respectively, MRHL and MRL were the only unrestricted subsidiaries of the Company. In accordance with the indentures governing the Company’s outstanding senior notes, the following tables set forth certain financial information of (i) the Company and its restricted subsidiaries, on a combined basis, (ii) the Company’s unrestricted subsidiaries, on a combined basis, and (iii) the Company and its subsidiaries, on a consolidated basis, in each case, as of September 30, 2024 and December 31, 2023, respectively.

	Parent
	Company and
	Restricted	Unrestricted		Consolidated
September 30, 2024	Subsidiaries	Subsidiaries	Eliminations	Total
Cash and cash equivalents	$30.9	$3.7	$—	$34.6
Accounts receivable - trade	$256.2	$23.4	$—	$279.6
Accounts receivable - other	$18.6	$7.4	$—	$26.0
Inventory	$354.7	$54.8	$—	$409.5
Prepaid expenses and other current assets	$20.3	$19.8	$—	$40.1
Property, plant and equipment, net	$705.4	$747.9	$—	$1,453.3
Other noncurrent assets, net	$384.4	$12.6	$—	$397.0
Accounts payable	$278.7	$451.7	$(408.8)	$321.6
Accrued interest payable	$41.6	$1.1	$—	$42.7
Obligations under inventory financing agreements	$—	$44.8	$—	$44.8
Other current liabilities	$75.2	$10.2	$—	$85.4
Current portion of long-term debt	$381.4	$18.9	$—	$400.3

Other long-term liabilities	$152.0	$1.3	$—	$153.3
Long-term debt, less current portion	$1,236.6	$520.7	$(98.3)	$1,659.0
Redeemable noncontrolling interest	$—	$245.6	$—	$245.6
Stockholders' equity	$(228.7)	$(424.7)	$(18.8)	$(672.2)

	Parent
	Company and
	Restricted	Unrestricted		Consolidated
December 31, 2023 (As Recast)	Subsidiaries	Subsidiaries	Eliminations	Total
Cash and cash equivalents	$7.3	$0.6	$—	$7.9
Accounts receivable - trade	$230.7	$21.7	$—	$252.4
Accounts receivable - other	$24.8	$9.0	$—	$33.8
Inventory	$353.1	$86.3	$—	$439.4
Prepaid expenses and other current assets	$14.6	$37.0	$—	$51.6
Property, plant and equipment, net	$731.7	$774.6	$—	$1,506.3
Other noncurrent assets, net	$436.9	$13.4	$—	$450.3
Accounts payable	$282.4	$333.3	$(293.7)	$322.0
Accrued interest payable	$47.8	$0.9	$—	$48.7
Obligations under inventory financing agreements	$126.0	$64.4	$—	$190.4
Other current liabilities	$104.5	$27.0	$—	$131.5
Current portion of long-term debt	$38.8	$16.9	$—	$55.7
Other long-term liabilities	$50.6	$3.0	$—	$53.6
Long-term debt, less current portion	$1,381.0	$548.7	$(100.0)	$1,829.7
Redeemable noncontrolling interest	$—	$245.6	$—	$245.6
Stockholders' equity	$(174.3)	$(297.2)	$(18.8)	$(490.3)

The following table sets forth certain financial information of the Company’s unrestricted subsidiaries, on a combined basis, for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions)
		(As Restated)		(As Restated)
Sales	$177.7	$184.6	$510.9	$431.4
Cost of sales	180.6	175.8	543.8	483.0
Gross profit (loss)	(2.9)	8.8	(32.9)	(51.6)
Operating costs and expenses:
General and administrative	6.9	5.8	20.3	15.1
Other operating expense	4.0	0.2	6.8	4.0
Operating income (loss)	(13.8)	2.8	(60.0)	(70.7)

Other income (expense):
Interest expense	(25.9)	(22.7)	(72.4)	(59.5)
Gain (loss) on derivative instruments	(1.6)	(4.6)	4.3	(3.2)
Other income	—	0.7	0.6	0.7
Total other expense	(27.5)	(26.6)	(67.5)	(62.0)
Net loss	$(41.3)	$(23.8)	$(127.5)	$(132.7)

15. Redeemable Noncontrolling Interest

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

The redeemable noncontrolling interest in MRHL is reflected as temporary equity in the unaudited condensed consolidated balance sheets due to the redemption features described above and included a balance of $245.6 million as of September 30, 2024 and December 31, 2023, respectively, which represents the amount recorded for the Preferred Units at their issuance date fair value, net of issuance costs. As of the reporting date, there are no triggering, change of control, early redemption or monetization events that are probable that would require us to revalue the Preferred Units.

16. Subsequent Events

U.S. Department of Energy Conditional Loan Commitment

On October 16, 2024, the U.S. Department of Energy Loan Programs Office awarded the Company a conditional commitment for a loan guarantee of up to $1.44 billion to fund the construction and expansion of the renewable fuels facility owned by MRL. While this conditional commitment represents a significant milestone and demonstrates DOE’s intent to finance the project, certain technical, legal, environmental and financial conditions, including negotiation of definitive financing documents, must be satisfied before funding of the loan guarantee.

Exchange Offer

On October 23, 2024, the Company, together with the Partnership and Calumet Finance Corp., wholly owned subsidiaries of the Company (collectively, the “Issuers”), entered into a Support Agreement (the “Support Agreement”) with holders (the “Supporting Holders”) of approximately 69% of the outstanding aggregate principal amount of the 2025

Notes. Pursuant to the Support Agreement, the Supporting Holders have agreed, subject to the terms and conditions set forth therein, (i) to validly tender their 2025 Notes in the Exchange Offer (as defined below), (ii) not to withdraw or revoke any 2025 Notes tendered in the Exchange Offer and (iii) to cooperate with and support the Issuers’ efforts to consummate the Exchange Offer.

On October 23, 2024, the Company, with the support of the Supporting Holders, the Issuers commenced a private exchange offer (the “Exchange Offer”) to certain eligible holders to exchange any and all of the outstanding 2025 Notes for newly issued 11.00% Senior Notes due 2026 (the “New Notes”), upon the terms and subject to the conditions set forth in the Offering Memorandum, dated October 23, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The historical unaudited condensed consolidated financial statements included in this Quarterly Report reflect all of the assets, liabilities and results of operations of Calumet, Inc. (“Calumet,” the “Company,” “we,” “our,” or “us”). The following discussion analyzes the financial condition and results of operations of the Company for the three and nine months ended September 30, 2024. Stockholders should read the following discussion and analysis of our financial condition and results of operations in conjunction with our 2023 Annual Report and our historical unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report.

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

Recent Developments

On July 10, 2024, the Company completed the previously announced conversion transaction contemplated by the Conversion Agreement, dated as of February 9, 2024 (as amended, the “Conversion Agreement”), by and among the Company, the General Partner, Calumet, Inc. (“New Calumet”), Calumet Merger Sub I LLC (“Merger Sub I”), Calumet Merger Sub II LLC (“Merger Sub II”) and the other parties thereto, including The Heritage Group (the “Sponsor Parties”). Pursuant to the Conversion Agreement, (a) Merger Sub II merged with and into the Company, with the Company continuing as the surviving entity and a wholly owned subsidiary of New Calumet, and all of the common units were exchanged into the right to receive an equal number of shares of common stock, par value $0.01 per share, of New Calumet (“Common Stock”) and (b) Merger Sub I merged with and into the General Partner, with the General Partner continuing as the surviving entity and a wholly owned subsidiary of New Calumet, and all outstanding equity interests of the General Partner (1,640,583 general partner units) were exchanged into the right to receive an aggregate of 5,500,000 shares of Common Stock and 2,000,000 warrants to purchase common stock at an exercise price of $20.00 per share (subject to adjustment).

Third Quarter 2024 Update

Outlook and Trends

During the third quarter of 2024, our business continued to benefit from strong production volumes. In the third quarter, we achieved multiple production milestones, including the highest production levels in over five years in our specialties business, while we also processed approximately 12,000 barrels per day of renewable feedstock and over 2,500 barrels per day of SAF in our Montana Renewables business. Our Montana Renewables business achieved a new SAF production record each month during the quarter, culminating with approximately 3,200 barrels per day of SAF production in September. Additionally, we continue to benefit from enhanced operational performance in all of our businesses as a result of the capital investments we have made over the past few years on projects designed to improve the reliability of our assets.

In our Specialties Products and Solutions and Performance Brands segments, we continue to benefit from an attractive specialty product margin environment, which has proved resilient despite the weakened commodity margin environment which has hampered results for our fuel based products. Demand for our products in these businesses remained strong in comparison to historical averages and we continue to leverage the benefits of our fully integrated specialty business in this market. As expected, margins continue to normalize relative to the record highs experienced in the second half of 2022 and early 2023. We expect the current margin environment for both specialty products and fuel based products to continue for the remainder of the year. Further, we believe low unemployment and stabilizing raw material and packaging costs point to a continuation of healthy demand for the majority of our products. While the risk of recession and inflation continue to be monitored, our plants and the industry are expected to operate at high rates to meet market demand.

In our Montana/Renewables segment, we continue to see strong demand for our renewable fuel products. We maintain our outlook of strong demand for renewable fuel products, including those we produce at our Montana Renewables facility. We believe demand for renewable fuel products will only continue to grow as a result of the rapid expansion of corporate decarbonization targets, broad sustainability initiatives, and governmental mandates and incentives that have been passed or announced by national, state, and provincial jurisdictions across the globe. In light of the global decarbonization initiatives, forecasts of future availability still fall short of the necessary emissions reductions that would be required to reach established net-zero goals, as adequate supply does not exist yet. For example, our Montana Renewables facility is one of the only facilities in Norh America capable of SAF production at scale in North America today. We believe that our position as a first-mover makes us the key producer for potential offtake partners to help them reach their announced targets. The Great Falls facility expects to conduct a planned turnaround in November to change catalyst. This timing allows completion prior to the winter season and was planned to coincide with a period of margin uncertainty as the blender tax credit is expected to change to the production tax credit.

Our Montana specialty asphalt facility continues to be impacted by WCS inflationary pressure, but remains strategically advantaged due to its local access to cost-advantaged Canadian conventional crude oil, while producing additional fuels and refined products for delivery into the regional market. Due to its strategic location and logistical capabilities, we believe that our Montana specialty asphalt facility is well-positioned to continue to serve long-standing customers in the regional market.

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

Financial Results

We reported a net loss of $100.6 million in the third quarter 2024 versus net income of $99.8 million in the third quarter 2023. We reported Adjusted EBITDA (as defined in Note 12 — “Segments and Related Information” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements”) of $49.8 million in the third quarter 2024 versus $75.4 million in the third quarter 2023. We used cash from operating activities of $15.5 million in the third quarter 2024 versus generating cash from operating activities of $45.2 million in the third quarter of 2023.

Please read Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for a reconciliation of EBITDA and Adjusted EBITDA to Net income (loss), our most directly comparable financial performance measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”).

Specialty Products and Solutions segment Adjusted EBITDA was $42.6 million in the third quarter 2024 versus $38.6 million in the third quarter 2023. Compared to the third quarter of 2023, Specialty Products and Solutions third quarter 2024 segment Adjusted EBITDA was favorably impacted by higher throughput volumes as a result of improved operational performance and the absence of maintenance activities that were completed at our Shreveport facility during the prior year period. Current period production volumes increased in comparison to the prior year period, despite experiencing unplanned downtime in July as a result of Hurricane Beryl. Current period results in our fuels business were unfavorably impacted by the lower commodity margin environment that has impacted the broader industry.

Montana/Renewables segment Adjusted EBITDA was $12.7 million in the third quarter 2024 versus $38.2 million in the third quarter 2023. Our current quarter results were favorably impacted by strong operations at MRL throughout the quarter, where we processed approximately 12,000 barrels per day of renewable feedstock and over 2,500 barrels per day of SAF. Further, a new SAF production record was achieved each month during the current quarter, culminating with approximately 3,200 barrels per day of SAF produced in September. Results for the segment were unfavorably impacted by a decrease to margins from feedstock price lag when the industry saw these prices abruptly drop approximately $0.40 per gallon in late July. Our legacy specialty asphalt plant posted lower results as fuel spreads tightened, despite strong retail asphalt sales.

Performance Brands segment Adjusted EBITDA was $13.6 million in the third quarter 2024 versus $13.2 million in the third quarter 2023. Results in our Performance Brands segment were favorably impacted from the strong volume growth across high performance products, in particular our TruFuel product line and our integrated industrial business. This segment continues to benefit from strong unit margins, reflective of stabilized input costs in our branded and consumer markets and a focus on growing our presence in industrial markets.

Total Corporate costs represented a loss of $19.1 million of Adjusted EBITDA in the third quarter 2024 versus a loss of $14.6 million of Adjusted EBITDA in the third quarter 2023 due to higher labor and benefits related expenses.

Liquidity Update

As of September 30, 2024, we had total liquidity of $289.8 million comprised of $34.6 million of unrestricted cash and $255.2 million of availability under our credit facilities. As of September 30, 2024, our revolving credit facilities had a $508.4 million borrowing base, $27.3 million in outstanding standby letters of credit and $225.9 million of outstanding borrowings. We believe we will continue to have sufficient liquidity from cash on hand, projected cash flow from operations, borrowing capacity and other means by which to meet our financial commitments, debt service obligations, contingencies, and anticipated capital expenditures for at least the next 12 months. Please read Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information.

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

During the third quarter 2024, we recorded an accrued expense of $42.8 million for RINs, as compared to a gain of $157.3 million for RINs in the third quarter 2023. Our gross RINs Obligation, which includes RINs that are required to be secured through either our own blending or through the purchase of RINs in the open market, is spread across four compliance categories (D3, D4, D5 and D6). The gross RINs obligations may be satisfied by our own renewables blending, RIN purchases, or receipt of small refinery exemptions.

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

Unrestricted Subsidiaries

See Note 14 — “Unrestricted Subsidiaries” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report for further information regarding certain financial information of our unrestricted subsidiaries.

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

Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023

Production Volume. The following table sets forth information about our continuing operations. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased blendstocks such as ethanol and specialty blendstocks, as well as the resale of crude oil.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change

	(In bpd)			(In bpd)
Total sales volume (1)	92,275	82,787	11.5%	88,720	79,660	11.4%
Total feedstock runs (2)	81,480	82,409	(1.1)%	79,767	76,157	4.7%
Facility production: (3)
Specialty Products and Solutions:
Lubricating oils	12,428	9,258	34.2%	11,962	10,013	19.5%
Solvents	7,808	7,165	9.0%	7,595	7,176	5.8%
Waxes	1,479	1,417	4.4%	1,515	1,369	10.7%
Fuels, asphalt and other by-products	39,908	42,240	(5.5)%	37,182	37,630	(1.2)%
Total Specialty Products and Solutions	61,623	60,080	2.6%	58,254	56,188	3.7%
Montana/Renewables:
Gasoline	3,516	3,615	(2.7)%	3,521	3,892	(9.5)%
Diesel	2,808	3,140	(10.6)%	2,805	2,967	(5.5)%
Jet fuel	483	526	(8.2)%	517	476	8.6%
Asphalt, heavy fuel oils and other	4,046	4,461	(9.3)%	4,090	4,474	(8.6)%
Renewable fuels	11,488	7,455	54.1%	10,513	6,607	59.1%
Total Montana/Renewables	22,341	19,197	16.4%	21,446	18,416	16.5%

Performance Brands	1,787	1,474	21.2%	1,755	1,510	16.2%

Total facility production (3)	85,751	80,751	6.2%	81,455	76,114	7.0%
(1)	Total sales volume includes sales from the production at our facilities and certain third-party facilities pursuant to supply and/or processing agreements, sales of inventories and the resale of crude oil to third-party customers. Total sales volume includes the sale of purchased blendstocks.
(2)	Total feedstock runs represent the barrels per day of crude oil and other feedstocks processed at our facilities and at certain third-party facilities pursuant to supply and/or processing agreements.
(3)	The difference between total facility production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and production of finished products and volume loss.

The following table reflects our unaudited condensed consolidated results of operations and includes the non-GAAP financial measures EBITDA and Adjusted EBITDA. For a reconciliation of EBITDA and Adjusted EBITDA to Net income (loss), our most directly comparable financial performance measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions)
		(As Restated)		(As Restated)
Sales	$1,100.4	$1,149.4	$3,239.9	$3,204.5
Cost of sales	1,095.5	887.9	3,092.7	2,774.9
Gross profit	4.9	261.5	147.2	429.6
Operating costs and expenses:
Selling	14.9	12.4	43.7	41.4
General and administrative	40.2	40.2	101.0	103.0
Other operating (income) expense	6.9	(4.1)	17.1	4.1
Operating income (loss)	(57.1)	213.0	(14.6)	281.1
Other income (expense):
Interest expense	(57.7)	(58.7)	(175.3)	(163.7)
Debt extinguishment costs	—	(0.3)	(0.3)	(5.5)
Gain (loss) on derivative instruments	15.2	(54.3)	9.6	(14.5)
Other income (expense)	(0.3)	0.6	0.7	0.1
Total other expense	(42.8)	(112.7)	(165.3)	(183.6)
Net income (loss) before income taxes	(99.9)	100.3	(179.9)	97.5
Income tax expense	0.7	0.5	1.4	1.4
Net income (loss)	$(100.6)	$99.8	$(181.3)	$96.1
EBITDA	$(6.5)	$192.9	$103.5	$357.8
Adjusted EBITDA	$49.8	$75.4	$138.2	$220.8

Non-GAAP Financial Measures

We include in this Quarterly Report the non-GAAP financial measures EBITDA and Adjusted EBITDA. We provide reconciliations of EBITDA and Adjusted to Net income (loss), our most directly comparable financial performance measure.

EBITDA and Adjusted EBITDA are used as supplemental financial measures by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

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

EBITDA and Adjusted EBITDA should not be considered alternatives to Net income (loss) or Operating income (loss) or any other measure of financial performance presented in accordance with GAAP. In evaluating our performance as measured by EBITDA and Adjusted EBITDA, management recognizes and considers the limitations of these measurements. EBITDA and Adjusted EBITDA do not reflect our liabilities for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA and Adjusted EBITDA are only two of several measurements that management utilizes. Moreover, our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of another company because all companies may not calculate EBITDA and Adjusted EBITDA in the same manner.

.

The following tables present a reconciliation of Net income (loss), our most directly comparable GAAP financial performance measure to EBITDA and Adjusted EBITDA for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions)
Reconciliation of Net income (loss) to EBITDA and Adjusted EBITDA		(As Restated)		(As Restated)
Net income (loss)	$(100.6)	$99.8	$(181.3)	$96.1
Add:
Interest expense	57.7	58.7	175.3	163.7
Depreciation and amortization	35.7	33.9	108.1	96.6
Income tax expense	0.7	0.5	1.4	1.4
EBITDA	$(6.5)	$192.9	$103.5	$357.8
Add:
LCM / LIFO (gain) loss	$9.4	$(4.5)	$8.9	$9.4
Unrealized (gain) loss on derivative instruments	(13.6)	36.3	(52.3)	(18.8)
Debt extinguishment costs	—	0.3	0.3	5.5
Amortization of turnaround costs	9.6	9.7	28.5	27.1
RINs mark-to-market (gain) loss	32.8	(173.4)	(26.1)	(215.9)
Equity-based compensation and other items	7.0	13.8	4.4	21.0
Other non-recurring expenses (1)	12.1	2.5	72.1	35.5
Noncontrolling interest adjustments	(1.0)	(2.2)	(1.1)	(0.8)
Adjusted EBITDA	$49.8	$75.4	$138.2	$220.8
(1)	For the nine months ended September 30, 2024, other non-recurring expenses included a $56.2 million realized loss on derivatives related to the embedded derivatives for our inventory financing arrangements. For the nine months ended September 30, 2023, other non-recurring expenses included a $28.4 million charge to cost of sales for losses under firm purchase commitments.

Changes in Results of Operations for the Three Months Ended September 30, 2024 and 2023

Sales. Sales decreased $49.0 million, or 4.3%, to $1,100.4 million in the three months ended September 30, 2024, from $1,149.4 million in the same period in 2023. Sales for each of our principal product categories in these periods were as follows:

	Three Months Ended September 30,
	2024	2023	% Change

	(In millions, except barrel and per barrel data)
		(As Restated)
Sales by segment:
Specialty Products and Solutions:
Lubricating oils	$192.5	$175.8	9.5%
Solvents	106.1	92.1	15.2%
Waxes	38.8	40.1	(3.2)%
Fuels, asphalt and other by-products (1)	376.6	437.7	(14.0)%
Total Specialty Products and Solutions	$714.0	$745.7	(4.3)%
Total Specialty Products and Solutions sales volume (in barrels)	5,965,000	5,524,000	8.0%
Average Specialty Products and Solutions sales price per barrel	$119.70	$134.99	(11.3)%
Montana/Renewables:
Gasoline	$40.8	$47.9	(14.8)%
Diesel	31.0	39.9	(22.3)%
Jet Fuel	5.3	5.9	(10.2)%
Asphalt, heavy fuel oils and other (2)	51.3	50.2	2.2%
Renewable fuels	177.7	184.6	(3.7)%
Total Montana/Renewables	$306.1	$328.5	(6.8)%
Total Montana/Renewables sales volume (in barrels)	2,370,000	1,961,000	20.9%
Average Montana/Renewables sales price per barrel	$129.16	$167.52	(22.9)%
Performance Brands:
Total Performance Brands (3)	$80.3	$75.2	6.8%
Total Performance Brands sales volume (in barrels)	156,000	131,000	19.1%
Average Performance Brands sales price per barrel	$514.74	$574.05	(10.3)%

Total sales	$1,100.4	$1,149.4	(4.3)%
Total sales volume (in barrels)	8,491,000	7,616,000	11.5%
(1)	Represents (a) by-products, including fuels and asphalt, produced in connection with the production of specialty products at the Princeton and Cotton Valley facilities and Dickinson and Karns City facilities, (b) polyolester synthetic lubricants produced at the Missouri facility, and (c) fuels products produced at the Shreveport facility.
(2)	Represents asphalt, heavy fuel oils and other products produced in connection with the production of fuels at the Great Falls specialty asphalt facility.
(3)	Represents packaged and synthetic specialty products at the Royal Purple, Bel-Ray and Calumet Packaging facilities.

The components of the $31.7 million decrease in Specialty Products and Solutions segment sales for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, were as follows:

Dollar Change
(In millions)
Volume	$59.5
Sales price	(91.2)
Total Specialty Products and Solutions segment sales decrease	$(31.7)

Specialty Products and Solutions segment sales decreased period over period, primarily due to lower prices as a result of product mix. This impact was partially offset by an increase in volumes as a result of strong market demand.

The components of the $22.4 million decrease in Montana/Renewables segment sales for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, were as follows:

Dollar Change
(In millions)
Sales price	$(90.8)
Volume	68.4
Total Montana/Renewables segment sales decrease	$(22.4)

Montana/Renewables segment sales decreased primarily due to the weaker price environment in both our Montana Renewables and specialty asphalt businesses during the current year in comparison to the prior year period. This impact was partially offset by an increase in volumes as a result of improved production volumes at our Montana Renewables facility during the quarter compared to lower volumes in the prior year comparative period.

The components of the $5.1 million increase in Performance Brands segment sales for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, were as follows:

Dollar Change
(In millions)
Volume	$14.1
Sales price	(9.0)
Total Performance Brands segment sales increase	$5.1

Performance Brands segment sales increased primarily due to increases in sales volumes as a result of strong market demand and a continued focus on growing our presence in certain industrial markets, partially offset by the decrease in sales price.

Gross Profit. Gross profit decreased $256.6 million, or 98.1%, to $4.9 million in the three months ended September 30, 2024, from $261.5 million in the same period in 2023. Gross profit for our business segments were as follows:

	Three Months Ended September 30,
	2024	2023	% Change

	(Dollars in millions, except per barrel data)
		(As Restated)
Gross profit by segment:
Specialty Products and Solutions:
Gross profit	$2.3	$158.9	(98.6)%
Percentage of sales	0.3%	21.3%	(21.0)%
Specialty Products and Solutions gross profit per barrel	$0.39	$28.77	(98.7)%
Montana/Renewables:
Gross profit (loss)	$(20.1)	$81.6	(124.6)%
Percentage of sales	(6.6)%	24.8%	(31.4)%
Montana/Renewables gross profit (loss) per barrel	$(8.48)	$41.61	(120.4)%
Performance Brands:
Gross profit	$22.7	$21.0	8.1%
Percentage of sales	28.3%	27.9%	0.4%
Performance Brands gross profit per barrel	$145.51	$160.31	(9.2)%

Total gross profit	$4.9	$261.5	(98.1)%
Percentage of sales	0.4%	22.8%	(22.4)%

The components of the $156.6 million decrease in Specialty Products and Solutions segment gross profit for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, were as follows:

Dollar Change
(In millions)
Three months ended September 30, 2023 reported gross profit	$158.9
Cost of materials	56.0
LCM / LIFO inventory adjustments	(8.5)
Volumes	12.5
Operating costs	1.2
RINs expense	(126.6)
Sales price	(91.2)
Three months ended September 30, 2024 reported gross profit	$2.3

The decrease in Specialty Products and Solutions segment gross profit for the three months ended September 30, 2024 as compared to the same period in 2023, was primarily due to the impact of RINs prices. While RINs prices decreased in the current period in comparison to the prior year period, the mark-to-market impact of RINs prices resulted in a RINs expense of $30.8 million in the current period, as compared to a benefit of $95.8 million in the prior year period. The unfavorable impact associated with margins was reflective of product mix. The unfavorable impact resulting from the weakened commodity margin environment for fuels products was partially offset by higher margins for specialty products. These impacts were partially offset by the favorable volumes impact as a result of strong market demand. Refer to Note 2 — “Summary of Significant Accounting Policies” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information related to our accounting for RINs.

The components of the $101.7 million decrease in Montana/Renewables segment gross profit for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, were as follows:

Dollar Change
(In millions)
Three months ended September 30, 2023 reported gross profit	$81.6
Cost of materials	40.3
LCM / LIFO inventory adjustments	(4.5)
Volumes	20.5
RINs expense	(64.9)
Operating costs	(2.3)
Sales price	(90.8)
Three months ended September 30, 2024 reported gross profit (loss)	$(20.1)

The decrease in Montana/Renewables segment gross profit for the three months ended September 30, 2024, as compared to the same period in 2023, was primarily due to the impact of RINs prices. While RINs prices decreased in the current period in comparison to the prior year period, the mark-to-market impact of RINs prices resulted in a RINs expense of $12.0 million in the current period, as compared to a benefit of $52.9 million in the prior year period. The unfavorable impact associated with margins was the result of feedstock price lag in Montana Renewables due to an abrupt drop in feedstock industry prices, as well as lower index margins during the current period. These impacts were partially offset by higher volumes as a result of improved operational performance at our Montana Renewables facility, which essentially operated at nameplate capacity in the current year period. Refer to Note 2 — “Summary of Significant Accounting Policies” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information related to our accounting for RINs.

The components of the $1.7 million increase in Performance Brands segment gross profit for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, were as follows:

Dollar Change
(In millions)
Three months ended September 30, 2023 reported gross profit	$21.0
Sales price	(9.0)
Operating costs	(0.8)
LCM / LIFO inventory adjustments	(0.8)
Volume	4.8
Cost of materials	7.5
Three months ended September 30, 2024 reported gross profit	$22.7

The increase in Performance Brands segment gross profit for the three months ended September 30, 2024, as compared to the same period in 2023, was primarily due to an increase in industrial volumes. This segment continues to benefit from strong unit margins, reflective of stabilized input costs in our branded and consumer markets.

Gain (loss) on derivative instruments. There was a $15.2 million gain on derivative instruments in the three months ended September 30, 2024, compared to a $54.3 million loss in the same period in 2023. The $1.6 million realized gain on derivative instruments in the current year period was primarily due to the gain recognized at the settlement of crack spread swaps positions during the period. The $13.6 million unrealized gain on derivative instruments in the current year period was primarily due to the inventory financing embedded derivative. There was a $18.0 million realized loss in the prior year period, primarily as a result of the settlement of crack spread swaps positions during the period. There was a $36.3 million unrealized loss in the prior year period as the result of a $24.6 million unrealized loss associated with the inventory financing embedded derivative and a $11.7 million unrealized loss on crack spread swaps positions.

Changes in Results of Operations for the Nine Months Ended September 30, 2024 and 2023

Sales. Sales increased $35.4 million, or 1.1%, to $3,239.9 million in the nine months ended September 30, 2024, from $3,204.5 million in the same period in 2023. Sales for each of our principal product categories in these periods were as follows:

	Nine Months Ended September 30,
	2024	2023	% Change

	(In millions, except barrel and per barrel data)
		(As Restated)
Sales by segment:
Specialty Products and Solutions:
Lubricating oils	$598.1	$577.2	3.6%
Solvents	318.0	294.9	7.8%
Waxes	117.9	124.5	(5.3)%
Fuels, asphalt and other by-products (1)	1,107.8	1,171.9	(5.5)%
Total Specialty Products and Solutions	$2,141.8	$2,168.5	(1.2)%
Total Specialty Products and Solutions sales volume (in barrels)	17,202,000	15,999,000	7.5%
Average Specialty Products and Solutions sales price per barrel	$124.51	$135.54	(8.1)%
Montana/Renewables:
Gasoline	$110.0	$131.6	(16.4)%
Diesel	87.9	108.7	(19.1)%
Jet Fuel	14.8	16.5	(10.3)%
Asphalt, heavy fuel oils and other (2)	118.5	108.3	9.4%
Renewable fuels	510.8	431.4	18.4%
Total Montana/Renewables	$842.0	$796.5	5.7%
Total Montana/Renewables sales volume (in barrels)	6,630,000	5,353,000	23.9%
Average Montana/Renewables sales price per barrel	$127.00	$148.80	(14.7)%
Performance Brands:
Total Performance Brands (3)	$256.1	$239.5	6.9%
Total Performance Brands sales volume (in barrels)	478,000	395,000	21.0%
Average Performance Brands sales price per barrel	$535.77	$606.33	(11.6)%

Total sales	$3,239.9	$3,204.5	1.1%
Total Specialty Products and Solutions, Montana/Renewables, and Performance Brands sales volume (in barrels)	24,310,000	21,747,000	11.8%

(1)	Represents (a) by-products, including fuels and asphalt, produced in connection with the production of specialty products at the Princeton and Cotton Valley facilities and Dickinson and Karns City facilities, (b) polyolester synthetic lubricants produced at the Missouri facility, and (c) fuels products produced at the Shreveport facility.
(2)	Represents asphalt, heavy fuel oils and other products produced in connection with the production of fuels at the Great Falls specialty asphalt facility.
(3)	Represents packaged and synthetic specialty products at the Royal Purple, Bel-Ray and Calumet Packaging facilities.

The components of the $26.7 million decrease in Specialty Products and Solutions segment sales for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, were as follows:

Dollar Change
(In millions)
Volume	$163.1
Sales price	(189.8)
Total Specialty Products and Solutions segment sales decrease	$(26.7)

Specialty Products and Solutions segment sales decreased period over period due to the lower commodity price environment in the current year period. This impact was partially offset by an increase in sales volumes as a result of strong market demand.

The components of the $45.5 million increase in Montana/Renewables segment sales for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, were as follows:

Dollar Change
(In millions)
Sales price	$(144.5)
Volume	190.0
Total Montana/Renewables segment sales increase	$45.5

Montana/Renewables segment sales increased primarily due to stabilized production volumes at our Montana Renewables facility during the current year period in comparison to lower volumes in the prior year comparative period as a result of the start-up of the facility. This impact was partially offset by the weaker price environment in both our Montana Renewables and specialty asphalt businesses during the current year in comparison to the prior year period.

The components of the $16.6 million increase in Performance Brands segment sales for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, were as follows:

Dollar Change
(In millions)
Sales price	$(33.3)
Volume	49.9
Total Performance Brands segment sales increase	$16.6

Performance Brands segment sales increased primarily due to increases in sales volumes as a result of strong market demand and a continued focus on growing our presence in certain industrial markets.

Gross Profit. Gross profit decreased $282.4 million, or 65.7%, to $147.2 million in the nine months ended September 30, 2024, from $429.6 million in the same period in 2023. Gross profit for our business segments were as follows:

	Nine Months Ended September 30,
	2024	2023	% Change

	(Dollars in millions, except per barrel data)
		(As Restated)
Gross profit by segment:
Specialty Products and Solutions:
Gross profit	$126.7	$314.1	(59.7)%
Percentage of sales	5.9%	14.5%	(8.6)%
Specialty Products and Solutions gross profit per barrel	$7.37	$19.63	(62.5)%
Montana/Renewables:
Gross profit (loss)	$(49.6)	$49.5	(200.2)%
Percentage of sales	(5.9)%	6.2%	(12.1)%
Montana/Renewables gross profit (loss) per barrel	$(7.48)	$9.25	(180.9)%
Performance Brands:
Gross profit	$70.1	$66.0	6.2%
Percentage of sales	27.4%	27.6%	(0.2)%
Performance Brands gross profit per barrel	$146.65	$167.09	(12.2)%

Total gross profit	$147.2	$429.6	(65.7)%
Percentage of sales	4.5%	13.4%	(8.9)%

The components of the $187.4 million decrease in Specialty Products and Solutions segment gross profit for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, were as follows:

Dollar Change
(In millions)
Nine months ended September 30, 2023 reported gross profit	$314.1
Cost of materials	56.5
Operating costs	9.9
LCM / LIFO inventory adjustments	(3.0)
Volumes	38.3
Sales price	(189.8)
RINs expense	(99.3)
Nine months ended September 30, 2024 reported gross profit	$126.7

The decrease in Specialty Products and Solutions segment gross profit for the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily due to the impact of RINs prices. While RINs prices decreased in the current year period in comparison to the prior year period, the mark-to-market impact of RINs prices resulted in a RINs expense of $3.6 million in the current year period, as compared to a benefit of $95.7 million in the prior year period. The unfavorable impact associated with margins was the result of a weakened commodity margin environment for fuels products, coupled with the impact of lower margins for specialty products. The favorable volumes impact was the result of strong market demand. The favorable impact for operating costs in the current year period was due to the absence of expenses associated with turnarounds completed at our Shreveport, Cotton Valley, and Princeton facilities and unplanned outages as a result of the severe weather experienced in Northwest Louisiana during the prior year comparative period. Refer to Note 2 — “Summary of Significant Accounting Policies” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information related to our accounting for RINs.

The components of the $99.1 million decrease in Montana/Renewables segment gross profit for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, were as follows:

Dollar Change
(In millions)
Nine months ended September 30, 2023 reported gross profit (loss)	$49.5
Cost of materials	104.3
LCM / LIFO inventory adjustments	2.1
Volumes	40.5
RINs expense	(56.2)
Operating costs	(45.3)
Sales price	(144.5)
Nine months ended September 30, 2024 reported gross profit (loss)	$(49.6)

The decrease in Montana/Renewables segment gross profit for the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily due to the impact of RINs prices. While RINs prices decreased in the current year period in comparison to the prior year period, the mark-to-market impact of RINs prices resulted in a RINs benefit of $5.1 million in the current year period, as compared to a benefit of $61.3 million in the prior year period. This was coupled with the unfavorable impact resulting from a softer commodity margin environment in the current year period in comparison to the prior year. Operating expenses were unfavorable period over period as a result of operating the feedstock pre-treatment unit for the duration of the current year. The favorable volumes impact was the result of stabilized production at our Montana Renewables facility during the current year period. Refer to Note 2 — “Summary of Significant Accounting Policies” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information related to our accounting for RINs.

The components of the $4.1 million increase in Performance Brands segment gross profit for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, were as follows:

Dollar Change
(In millions)
Nine months ended September 30, 2023 reported gross profit	$66.0
Sales price	(33.4)
Operating costs	(6.7)
LCM / LIFO inventory adjustments	1.4
Volume	17.2
Cost of materials	25.6
Nine months ended September 30, 2024 reported gross profit	$70.1

The increase in Performance Brands segment gross profit for the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily due to an increase in industrial volumes. The unfavorable impact for operating costs was due to the partial receipt of proceeds from the Company’s business interruption insurance policy included in the prior year period results. This segment continues to benefit from strong unit margins, reflective of stabilized input costs in our branded and consumer markets.

Interest expense. Interest expense increased $11.6 million, or 7.1%, to $175.3 million in the nine months ended September 30, 2024, from $163.7 million in the same period in 2023. The increase was primarily due to higher borrowings on our revolving credit facility during the current year period in comparison to the prior year.

Gain (loss) on derivative instruments. There was a $9.6 million gain on derivative instruments in the nine months ended September 30, 2024, compared to a $14.5 million loss in the same period in 2023. The $52.3 million unrealized gain on derivative instruments in the current year period was primarily related to the unrealized gain on the inventory financing embedded derivative. The $42.7 million realized loss on derivative instruments in the current year period was primarily due to the realized loss on the embedded derivative recognized at the termination of the Shreveport inventory financing arrangement with Macquarie. The $33.3 million realized loss on derivative instruments in the prior year period was due to the settlement of crack spread swaps positions during the period. The $18.8 million unrealized gain on derivative instruments in the prior year period was primarily the result of a $39.7 million unrealized gain on crack spread swaps positions, partially offset by the unrealized loss on the inventory financing embedded derivative of $20.9 million during the period.

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

The following table summarizes our primary sources and uses of cash in each of the periods presented:

	Nine Months Ended September 30,
	2024	2023

	(In millions)
Net cash used in operating activities	$(43.0)	$(7.4)
Net cash used in investing activities	(51.7)	(240.3)
Net cash provided by financing activities	122.3	232.9
Net increase (decrease) in cash, cash equivalents and restricted cash	$27.6	$(14.8)

Operating Activities. Operating activities used cash of $43.0 million during the nine months ended September 30, 2024 compared to using cash of $7.4 million during the same period in 2023. The change was primarily driven by a decrease in unit margins as a result of the weaker margin environment experienced during the current year period. This impact was partially offset by a decrease in the cash required for working capital during the current year period.

Investing Activities. Investing activities used cash of $51.7 million during the nine months ended September 30, 2024 compared to a use of cash of $240.3 million during the same period in 2023. The change is related to a decrease in cash expenditures for additions to property, plant and equipment in the current year period in comparison to the prior year. The cash expenditures for additions to property, plant and equipment in the prior year period were primarily related to our Montana Renewables project.

Financing Activities. Financing activities provided cash of $122.3 million in the nine months ended September 30, 2024 compared to providing cash of $232.9 million during the same period in 2023. The change is primarily due to the borrowings we received in the prior year period from the issuance of the 2028 Notes and the MRL Term Loan Credit Agreement. This was partially offset by the proceeds we received in the current year from the issuance of the 2029 Notes, borrowings from the Montana terminal asset financing arrangement and the Montana refinery asset financing arrangement, and the increase in net borrowings on our revolving credit facility in the current year period compared to the same period in 2023.

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

The following table sets forth our capital improvement expenditures, replacement capital expenditures, environmental capital expenditures and turnaround capital expenditures in each of the periods shown (including capitalized interest):

	Nine Months Ended September 30,
	2024	2023

	(In millions)
Capital improvement expenditures	$10.1	$186.7
Replacement capital expenditures	38.3	44.6
Environmental capital expenditures	3.3	9.0
Turnaround capital expenditures	17.9	28.9
Total	$69.6	$269.2

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

Debt and Credit Facilities

As of September 30, 2024, our primary debt and credit instruments consisted of the following:

●	$650.0 million senior secured revolving credit facility maturing in January 2027 (after giving effect to the amendments to our revolving credit facility (the “Credit Facility Amendments”)), subject to borrowing base limitations, with a maximum letter of credit sub-limit equal to $255.0 million, which amount may be increased to 90% of revolver commitments in effect with the consent of the Agent (as defined in the Credit Agreement) (“revolving credit facility”);
●	$90.0 million senior secured revolving credit facility, with the option to request additional commitments of up to $15.0 million, maturing in November 2027 (the “MRL Revolving Credit Agreement”);
●	$363.5 million of 11.00% Senior Notes due 2025 (“2025 Notes”);
●	$325.0 million of 8.125% Senior Notes due 2027 (“2027 Notes”);

●	$325.0 million of 9.75% Senior Notes due 2028 (“2028 Notes”);
●	$200.0 million of 9.25% Senior Secured First Lien Notes due 2029 (“2029 Secured Notes”);
●	$73.9 million of borrowings under our MRL Term Loan Credit Agreement;
●	$44.9 million of financing through our Shreveport terminal asset financing arrangement;
●	$372.5 million of financing through our MRL asset financing arrangements;
●	$34.7 million of financing through our Montana terminal asset financing arrangement; and
●	$110.0 million of financing through our Montana refinery asset financing arrangement.

We were in compliance with all covenants under the debt instruments in place as of September 30, 2024 and believe we have adequate liquidity to conduct our business.

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

On September 30, 2024, Calumet Montana Refining, LLC (“Calumet Montana”), a subsidiary of the Company, entered into the Montana Refinery Asset Financing Arrangement with Stonebriar related to a sale and leaseback transaction. Pursuant to the Montana Refinery Asset Financing Arrangement, Calumet Montana sold to and leased back from Stonebriar the Refinery Assets, for a total purchase price of up to $150.0 million. Calumet Montana received $110.0 million of the total purchase price on September 30, 2024 and the remaining purchase price of up to $40.0 million will be disbursed to the Company at the closing of a financing contemplated by MRL, an unrestricted, non-guarantor subsidiary of the Company. Please refer to Note 8 — “Long-Term Debt” in Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.

The borrowing base on our credit facilities increased from approximately $453.7 million as of September 30, 2023, to approximately $508.4 million at September 30, 2024. Our borrowing availability decreased from approximately $363.9 million at September 30, 2023, to approximately $255.2 million at September 30, 2024. Total liquidity, consisting of unrestricted cash and available funds under our credit facilities, decreased from $377.6 million at September 30, 2023 to $289.8 million at September 30, 2024.

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

Short-Term Liquidity

As of September 30, 2024, our principal sources of short-term liquidity were (i) $255.2 million of availability under our credit facilities, (ii) inventory financing agreements related to our Shreveport facility and Montana Renewables facility and (iii) $34.6 million of unrestricted cash on hand. Borrowings under our revolving credit facilities can be used for, among other things, working capital, capital expenditures and other lawful partnership purposes including acquisitions. For additional information regarding our revolving credit facilities, see Note 8 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report.

Long-Term Financing

In addition to our principal sources of short-term liquidity listed above, subject to market conditions, we may meet our cash requirements through the issuance of long-term notes or additional common shares.

From time to time, we issue long-term debt securities referred to as our senior notes. Our outstanding senior notes are unsecured obligations that rank equally with all of our other senior debt obligations to the extent they are unsecured. As of September 30, 2024, we had $363.5 million in 2025 Notes, $325.0 million in 2027 Notes, $325.0 million in 2028 Notes, and $200.0 million in 2029 Secured Notes outstanding. In addition, as of September 30, 2024, we had $372.5 million of debt outstanding for our MRL asset financing arrangements, $73.9 million of debt outstanding for our MRL Term Loan Credit Agreement, $44.9 million of other debt outstanding for the Shreveport terminal asset financing arrangement, $34.7 million of other debt outstanding for the Montana terminal asset financing arrangement, and $110.0 million of other debt outstanding for the Montana refinery asset financing arrangement. Borrowings under the MRL asset financing arrangements and MRL Term Loan Credit Agreement are obligations of our unrestricted subsidiaries MRL and MRHL solely, and are non-recourse to the Company and its restricted subsidiaries.

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

We manage our exposure to commodity markets, credit, volumetric and liquidity risks to manage our costs and volatility of cash flows as conditions warrant or opportunities become available. These risks may be managed in a variety of ways that may include the use of derivative instruments. Derivative instruments may be used for the purpose of mitigating risks associated with an asset, liability and anticipated future transactions and the changes in fair value of our derivative instruments will affect our earnings and cash flows; however, such changes should be offset by price or rate changes related to the underlying commodity or financial transaction that is part of the risk management strategy. We do not speculate with derivative instruments or other contractual arrangements that are not associated with our business objectives. Speculation is defined as increasing our natural position above the maximum position of our physical assets or trading in commodities, currencies or other risk bearing assets that are not associated with our business activities and objectives. Our positions are monitored routinely by a risk management committee and discussed with the board of directors of the Company quarterly to ensure compliance with our stated risk management policy and documented risk management strategies. All strategies are reviewed on an ongoing basis by our risk management committee, which will add, remove or revise strategies in anticipation of changes in market conditions and/or in risk profiles. These changes in strategies are to position us in relation to our risk exposures in an attempt to capture market opportunities as they arise.

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

Our derivative instruments and overall hedging positions are monitored regularly by our risk management committee, which includes executive officers. The risk management committee reviews market information and our hedging positions regularly to determine if additional derivatives activity is advised. A summary of derivative positions and a summary of hedging strategy are presented to our Board of Directors quarterly.

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

Interest Rate Risk

Our exposure to interest rate changes on fixed and variable rate debt is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. The following table provides information about the fair value of our fixed and variable rate debt obligations as of September 30, 2024 and December 31, 2023, which we disclose in Note 8 — “Long-Term Debt” and Note 10 — “Fair Value Measurements” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.”

	September 30, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value

	(In millions)
Financial Instrument:
2024 Secured Notes	$—	$—	$179.7	$178.8
2025 Notes	$363.8	$362.9	$421.1	$411.5
2027 Notes	$317.0	$322.9	$320.7	$322.3
2028 Notes	$320.7	$320.4	$325.7	$319.7
2029 Secured Notes	$206.4	$198.9	$—	$—
Revolving credit facility	$225.9	$222.5	$136.7	$134.4
MRL revolving credit facility	$—	$(0.6)	$13.0	$12.4
MRL Term Loan Credit Agreement	$73.9	$71.6	$74.4	$71.6
Shreveport terminal asset financing arrangement	$44.9	$44.4	$50.8	$50.1
Montana terminal asset financing arrangement	$34.7	$34.5	$—	$—
Montana refinery asset financing arrangement	$110.0	$109.3	$—	$—
MRL asset financing arrangements	$372.5	$369.6	$384.6	$381.6

For our variable rate debt, if any, changes in interest rates generally do not impact the fair value of the debt instrument but may impact our future earnings and cash flows. We had a $650.0 million revolving credit facility and a $90.0 million revolving credit facility as of September 30, 2024, with borrowings for each revolving credit facility bearing interest at the prime rate or SOFR, at our option, plus the applicable margin. In addition, we had $73.9 million of borrowings outstanding under our MRL Term Loan Credit Agreement as of September 30, 2024, with borrowings bearing interest at SOFR plus 6.0% to 7.3% per annum. We had $225.9 million of outstanding variable rate debt as of September 30, 2024 and $149.7 million of outstanding variable rate debt as of December 31, 2023. Holding other variables constant (such as debt levels), a 100 basis point change in interest rates on our variable rate debt as of September 30, 2024, would be expected to have an impact on Net income (loss) of approximately $2.3 million per year.

Foreign Currency Risk

We have minimal exposure to foreign currency risk and as such the cost of hedging this risk is viewed to be in excess of the benefit of further reductions in our exposure to foreign currency exchange rate fluctuations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in Part I, Item 1A “Risk Factors — Risks Related to our Business” and “— Risks Related to Montana Renewables” in our 2023 Annual Report and Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. Aside from the risks discussed in Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, there have been no material changes in the risk factors discussed in Part I, Item 1A “Risk Factors” in our 2023 Annual Report. As a result of the completion of the Conversion, the risk factors discussed in Part I, Item 1A “Risk Factors — Risks Related to the Corporate Conversion,” “— Risks Related to Our Partnership Structure” and “— Tax Risks to Common Unitholders” in our 2023 Annual Report are no longer applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

4.5*

Second Supplemental Indenture and Amendment, dated as of September 24, 2024, to the Indenture, dated as of October 11, 2019, by and among Calumet, Inc., Calumet GP, LLC, Calumet Specialty Products Partners, L.P., Calumet Finance Corp., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee.

4.6*

First Supplemental Indenture and Amendment, dated as of September 24, 2024, to the Indenture, dated as of January 20, 2022, by and among Calumet, Inc., Calumet GP, LLC, Calumet Specialty Products Partners, L.P., Calumet Finance Corp., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee.

4.7*

First Supplemental Indenture and Amendment, dated as of September 24, 2024, to the Indenture, dated as of June 27, 2023, by and among Calumet, Inc., Calumet GP, LLC, Calumet Specialty Products Partners, L.P., Calumet Finance Corp., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee.

4.8*

First Supplemental Indenture and Amendment, dated as of September 24, 2024, to the Indenture, dated as of March 7, 2024, by and among Calumet, Inc., Calumet GP, LLC, Calumet Specialty Products Partners, L.P., Calumet Finance Corp., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee.

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2024).

10.2	Calumet, Inc. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2024).

10.3*

Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of July 10, 2024, by and among Calumet, Inc., Calumet Specialty Products Partners, L.P., Bank of America, N.A., and the other parties signatory thereto.

10.4*	Omnibus Amendment Agreement, dated July 10, 2024, by and among Calumet, Inc., Calumet Specialty Products Partners, L.P., J. Aron & Company LLC and the other parties thereto.

10.5*	Master Lease Agreement, dated as of September 30, 2024, by and between Calumet Montana Refining, LLC and Stonebriar Commercial Finance LLC.

10.6*	Equipment Schedule No. 1 to Master Lease Agreement, dated as of September 30, 2024, by and between Calumet Montana Refining, LLC and Stonebriar Commercial Finance LLC.

10.7*	Lease Amendment No. 1 to Master Lease Agreement, dated as of December 29, 2023, by and among Montana Renewables, LLC and Stonebriar Commercial Finance LLC.

10.8*	Lease Amendment No. 2 to Master Lease Agreement, dated as of July 31, 2024, by and among Montana Renewables, LLC and Stonebriar Commercial Finance LLC.

10.9*	Lease Amendment No. 3 to Master Lease Agreement, dated as of November 5, 2024, by and among Montana Renewables, LLC and Stonebriar Commercial Finance LLC.

10.10*	MRL Lease Amendment to Equipment Schedule No. 1, Equipment Schedule No. 2, and Equipment Schedule No. 3, dated as of September 30, 2024.

10.11*

Consent and Sixth Amendment to the Third Amended and Restated Credit Agreement, dated as of September 30, 2024, by and between Calumet, Inc., Bank of America, N.A., and the other parties signatory thereto.

10.12*	Second Amendment to the Monetization Master Agreement, dated as of September 30, 2024, by and among Calumet, Inc., J. Aron & Company LLC and the other parties thereto.

10.13

Support Agreement, dated October 23, 2024, by and among Calumet, Inc., Calumet Specialty Products Partners, L.P., Calumet Finance Corp. and the holders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 24, 2024).

31.1*	Sarbanes-Oxley Section 302 certification of Todd Borgmann.

31.2*	Sarbanes-Oxley Section 302 certification of David Lunin.

32.1**	Section 1350 certification of Todd Borgmann and David Lunin.

100.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments)

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALUMET, INC.

Date: November 12, 2024	By:	/s/ David Lunin
David Lunin
Executive Vice President and Chief Financial Officer
(Authorized Person and Principal Financial Officer)