Form 10-K
period 2024-12-31
Calumet, Inc. /DE
filed 2025-03-03
CIK 2013745

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-42172

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒  Yes   ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes     ☒ No

The aggregate market value of the common units held by non-affiliates of the registrant was approximately $1.0 billion on June 28, 2024, based on $16.05 per unit, the closing price of the common units as reported on the Nasdaq Global Select Market on such date.

On February 28, 2025, there were 86,207,118 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

CALUMET, INC.

FORM 10-K — 2024 ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) includes certain “forward-looking statements.” These statements can be identified by the use of forward-looking terminology including “will,” “may,” “intend,” “believe,” “expect,” “outlook,” “anticipate,” “estimate,” “continue,” “plan,” “should,” “could,” “would,” or other similar words. The statements regarding (i) demand for finished products in markets we serve; (ii) estimated capital expenditures as a result of required audits or required operational changes or other environmental and regulatory liabilities; (iii) our anticipated levels of, use and effectiveness of derivatives to mitigate our exposure to crude oil price changes, natural gas price changes and fuel products price changes; (iv) estimated costs of complying with the U.S. Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard (“RFS”), including the prices paid for Renewable Identification Numbers (“RINs”) and the amount of RINs we may be required to purchase in any given compliance year, and the outcome of any litigation concerning our existing small refinery exemption (“SRE”) petitions; (v) our ability to meet our financial commitments, debt service obligations, debt instrument covenants, contingencies and anticipated capital expenditures; (vi) our access to capital to fund capital expenditures and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms; (vii) our access to inventory financing under our supply and offtake agreements; (viii) the effect, impact, potential duration or other implications of supply chain disruptions and global energy shortages on our business and operations; (ix) general economic and political conditions, including inflationary pressures, instability in financial institutions, the prospect of a shutdown of the U.S. federal government, general economic slowdown or a recession, political tensions, conflicts and war (such as the ongoing conflicts in Ukraine and the Middle East and their regional and global ramifications); (x) the future effectiveness of our enterprise resource planning system to further enhance operating efficiencies and provide more effective management of our business operations; (xi) our expectation regarding our business outlook with respect to the Montana Renewables business; (xii) the expected benefits of the Conversion (as defined herein) to us and our stockholders; (xiii) our expectations regarding the funding of the second tranche under the DOE Facility (as defined herein) and the intended use of borrowings under such facility; and (xiv) our expectation that the DOE Facility will enable MRL (as defined herein) to complete the MaxSAFTM construction on time and on budget, as well as other matters discussed in this Annual Report that are not purely historical data, are forward-looking statements. These forward-looking statements are based on our expectations and beliefs as of the date hereof concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our current expectations for future sales and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisition or disposition transactions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in Part I, Item 1A “Risk Factors” of this Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

References in this Annual Report to “Calumet,” “the Company,” “we,” “our,” “us” or like terms refer to (i) Calumet Specialty Products Partners, L.P. (the “Partnership”) and its subsidiaries before the completion of the Conversion and (ii) Calumet, Inc. and its subsidiaries as of the completion of the Conversion and thereafter. References in this Annual Report to “the General Partner” refer to Calumet GP, LLC, the general partner of the Partnership.

SUMMARY OF RISK FACTORS

An investment in our common shares involves a significant degree of risk. Below is a summary of certain risk factors that you should consider in evaluating us and our common shares. However, this list is not exhaustive. Before you invest in our common shares, you should carefully consider the risk factors discussed or referenced below and under Item 1A. “Risk Factors” in this Annual Report on Form 10-K. If any of the risks discussed below and under Item 1A. “Risk Factors” were actually to occur, our business, financial position or results of operations could be materially adversely affected.

Risks Related to Our Business

●	Our business depends on supply and demand fundamentals, which can be adversely affected by numerous macroeconomic factors outside of our control.
●	Our business has exposure to some commodities which are volatile, and a reduction in our margins will adversely affect the amount of cash we will have available to operate our business and for payments of our debt obligations.
●	Our hedging activities may not be effective in reducing our exposure to commodity price risk and may reduce our earnings, profitability and cash flows.
●	Decreases in the price of inventory and products may lead to a reduction in the borrowing base under our revolving credit facility and our ability to issue letters of credit or the requirement that we post substantial amounts of cash collateral for derivative instruments.
●	We depend on certain third-party pipelines for transportation of feedstocks and products, and if these pipelines become unavailable to us, our revenues and cash available for payment of our debt obligations could decline.
●	The price volatility of utility services may result in decreases in our earnings, profitability and cash flows.
●	Our facilities incur operating hazards, and the potential limits on insurance coverage could expose us to potentially significant liability costs.
●	An impairment of our long-lived assets or goodwill could reduce our earnings or negatively impact our financial condition and results of operations.
●	Competition in our industry is intense, and an increase in competition in the markets in which we sell our products could adversely affect our earnings and profitability.
●	We depend on unionized labor for the operation of many of our facilities. Any work stoppages or labor disturbances at these facilities could disrupt our business and negatively impact our financial condition and results of operations.
●	Our method of valuing inventory may result in decreases in net income.
●	Our arrangements with J. Aron (as defined herein) expose us to J. Aron-related credit and performance risk as well as potential refinancing risks.
●	We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business.
●	Our financing arrangements contain operating and financial provisions that restrict our business and financing activities.
●	A change of control could result in us facing substantial repayment obligations under our revolving credit facility, our senior notes, our secured hedge agreements, and our Supply and Offtake Agreement (as defined below).
●	We must make substantial capital expenditures for our facilities to maintain their reliability and efficiency.
●	We may incur significant environmental costs and liabilities in the operation of our refineries, facilities, terminals and related facilities.
●	We are subject to compliance with stringent environmental and occupational health and safety laws and regulations.

●	The availability and cost of renewable identification numbers and results of litigation related to our SRE petitions could have a material adverse effect on our results of operations and financial condition and our ability to make payments on our debt obligations.
●	Our and our customers’ operations are subject to risks arising out of the threat of climate change, including operational, regulatory, political, litigation and financial risks, which could result in increased operating and capital costs for our customers and reduced demand for the products and services we provide.
●	We could incur substantial costs or disruptions in our business if we cannot obtain or maintain necessary permits and authorizations or otherwise comply with occupational, environmental and other laws and regulations.

Risks Related to Montana Renewables

●	If there is not sufficient demand for renewable energy, if renewable energy markets do not develop or take longer to develop than we anticipate, or if we do not realize the expected SAF premium we may be unable to achieve our investment objectives for Montana Renewables, LLC (“MRL”).
●	Montana Renewables is subject to numerous operating risks, which could materially adversely impact our results of operations and financial conditions.
●	A significant component of our product margin consists of a variety of government subsidies, incentives and mandates.
●	Transactions between the Company and MRL present possible conflicts of interest that could have an adverse effect on the Company if they are not manage appropriately.
●	Increases to the cost of transportation services or equipment related to our feedstock materials and renewable transportation fuels could materially and adversely affect our sales revenues and cost of operations.
●	The production of renewable fuels is a growing industry, and we are expecting to encounter significant competition in the marketplace.

Risks Related to Our Common Stock

●	The price of our common stock may experience volatility
●	Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make it more difficult for a third party to acquire control of us.
●	The value of our common stock may be diluted by future equity issuances (including upon the exercise of the outstanding warrants), and shares eligible for future sale may have adverse effects on our share price.

Risks Related to Tax Matters

●	We are subject to risks arising from compliance with and changes in tax laws.

PART I

Items 1 and 2. Business and Properties

Overview

We manufacture, formulate and market a diversified slate of specialty branded products and renewable fuels to customers across a broad range of consumer-facing and industrial markets. We are headquartered in Indianapolis, Indiana and operate twelve facilities throughout North America. Our business is organized into the following reportable segments: Specialty Products and Solutions; Montana/Renewables; Performance Brands; and Corporate. In our Specialty Products and Solutions segment, we manufacture and market a wide variety of solvents, waxes, customized lubricating oils, white oils, petrolatums, gels, esters, and other products. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for consumer-facing and industrial products. In our Performance Brands segment, we blend, package and market high performance products through our Royal Purple, Bel-Ray, and TruFuel brands. Our Montana/Renewables segment is comprised of two facilities — renewable fuels and specialty asphalt. At our Montana Renewables facility, we process a variety of geographically advantaged renewable feedstocks into renewable diesel, sustainable aviation fuel (“SAF”), renewable hydrogen, renewable natural gas, renewable propane, and renewable naphtha that are distributed into renewables markets in the western half of North America. At our Montana specialty asphalt facility, we process Canadian crude oil into conventional gasoline, diesel, jet fuel and specialty grades of asphalt, with production sized to serve local markets. Our Corporate segment primarily consists of general and administrative expenses not allocated to the Specialty Products and Solutions, Performance Brands or Montana/Renewables segments.

Recent Developments

Corporate Conversion

On July 10, 2024, Calumet, Inc., a Delaware corporation (the “Company” or “Calumet”), completed the previously announced conversion transaction contemplated by the Conversion Agreement, dated as of February 9, 2024 (as amended, the “Conversion Agreement”), by and among the Company, Calumet Specialty Products Partners, L.P. (the “Partnership”), the General Partner, Calumet Merger Sub I LLC (“Merger Sub I”), Calumet Merger Sub II LLC (“Merger Sub II”) and the other parties thereto, including The Heritage Group (the “Sponsor Parties”). Pursuant to the Conversion Agreement, (a) Merger Sub II merged with and into the Partnership, with the Partnership continuing as the surviving entity and a wholly owned subsidiary of the Company, and all of the common units were exchanged into the right to receive an equal number of shares of common stock, par value $0.01 per share, of the Company (“Common Stock”) and (b) Merger Sub I merged with and into the General Partner, with the General Partner continuing as the surviving entity and a wholly owned subsidiary of the Company, and all outstanding equity interests of the General Partner (1,640,583 general partner units) were exchanged into the right to receive an aggregate of 5,500,000 shares of Common Stock and 2,000,000 warrants to purchase common stock at an exercise price of $20.00 per share (subject to adjustment) on or prior to July 10, 2027 (such transactions, the “Conversion”).

Our Assets

Our primary operating assets consist of:

			Sales Volume for the
			Year Ended December 31,
			2024 in Barrels per
Facility	Location	Year Acquired	Day (“bpd”)	Products
Calumet Packaging	Louisiana	2012	1,353	Specialty products including premium industrial and consumer synthetic lubricants, fuels and solvents
Royal Purple	Texas	2012	357	Specialty products including premium industrial and consumer synthetic lubricants
Missouri	Missouri	2012	166	Specialty products including polyol ester-based synthetic lubricants
Karns City	Pennsylvania	2008	1,686	Specialty white mineral oils, solvents, petrolatums, gelled hydrocarbons, cable fillers and natural petroleum sulfonates
Dickinson	Texas	2008	571	Specialty white mineral oils, compressor lubricants and natural petroleum sulfonates
Cotton Valley	Louisiana	1995	5,005	Specialty solvents used principally in the manufacture of paints, cleaners, automotive products and drilling fluids
Princeton	Louisiana	1990	4,983	Specialty lubricating oils, including process oils, base oils, transformer oils, refrigeration oils, and asphalt
Shreveport	Louisiana	2001	45,224	Specialty lubricating oils and waxes, gasoline, diesel, jet fuel and asphalt
Montana Refining	Montana	2012	13,753	Specialty asphalt, gasoline, diesel, and jet fuel
Montana Renewables	Montana	2021	10,063	Renewable diesel, sustainable aviation fuel, renewable hydrogen, renewable natural gas, renewable propane, and renewable naphtha

Storage, Distribution and Logistics Assets. We own and operate a product terminal in Burnham, Illinois with aggregate storage capacities of approximately 150,000 barrels. The Burnham terminal, as well as additional owned and leased facilities throughout the U.S., facilitate the distribution of products in the Upper Midwest, West Coast and Mid-Continent regions of the U.S. and Canada.

We also use approximately 2,100 leased railcars primarily to receive and ship crude oil and distribute our specialty and fuel products throughout the U.S. and Canada. In addition, we use approximately 450 leased railcars to source renewable feedstocks and distribute renewable fuels products into the western half of North America. In total, we have approximately 7.0 million barrels of aggregate storage capacity at our facilities and leased storage locations.

Montana Renewables. At our Montana Renewables facility, we process a variety of geographically advantaged renewable feedstocks into renewable diesel, sustainable aviation fuel, renewable hydrogen, renewable natural gas, renewable propane, and renewable naphtha. These renewable fuels are distributed into renewable markets in the western half of North America.

Business Strategies

Our management team is dedicated to improving our operations by executing the following strategies:

●	Enhance Profitability of Our Existing Assets. We focus on identifying opportunities to improve our asset base, deepening our competitive advantages, and increasing our throughput, profitability, and cash flows. Our highest current priority is streamlining the operations at our Montana Renewables facility and planning for expansion projects at the facility. As part of this project design, in 2022 we converted the historical Great Falls refinery into two independent facilities: Calumet Montana Refining (“CMR”), a 15,000 bpd specialty asphalt facility; and Montana Renewables, a 15,000 bpd renewable fuels production facility. We expanded our Montana Renewables facility in 2023, as we successfully commissioned a renewable hydrogen plant, a feedstock pre-treatment unit, and a sustainable aviation fuel unit. The feedstock pre-treatment unit is expected to unlock the advantaged price and feedstock optionality we have in Montana and the commissioning of the sustainable aviation fuel unit made Montana Renewables one of the largest SAF producers in the western hemisphere in 2024. Elsewhere, in 2024, we continued our efforts to upgrade infrastructure at our Shreveport facility, which included projects to harden the existing assets to withstand severe weather events such as hurricanes and winter freezes. In addition to this, we installed a new pipeline connection at our Shreveport location that will provide the facility additional flexibility and access to more advantageous crude supply. Prior to 2024, we made investments in a polymerized modified asphalt unit at our Great Falls Specialty Asphalt facility (part of CMR) in 2022, additional wax blending assets at our Calumet Paralogics, LLC (“Paralogics”) facility in 2021, and the addition of storage capacity to increase sales of our most profitable solvents at our Cotton Valley facility in 2021. In addition, we have undertaken various small expansion and optimization projects in our Performance Brands segment over the past four years, including a new packaging line for 1.0 gallon cans of TruFuel to support growth, a new 2.1 gallon pail TruFuel line to meet the market demand for larger package sizes, and a new quart line in Porter, Texas to recognize efficiencies in packaging Bel-Ray products. We intend to continue increasing the profitability of our existing asset base through various low capital requirement measures which may include investments targeting more efficient logistics, improving the product mix of our processing units, and reducing costs through operational modernizations.
●	Concentrate on Positive and Growing Cash Flows. We intend to continue to focus on operating assets and businesses that generate positive and growing cash flows. Approximately 81.9% of our continuing operations gross profit in 2024 was generated by our Specialty Products and Solutions segment, which is characterized by stable customer relationships due to our customers’ requirements for the specialized products we provide. In addition, we manage our exposure to crude oil price fluctuations in this segment by passing on incremental feedstock costs to our specialty products customers. In our Performance Brands segment, which accounted for approximately 41.3% of our continuing operations gross profit in 2024, we blend, package and market high performance products through our Royal Purple, Bel-Ray, and TruFuel brands. Our fast-growing portfolio of high-performance brands are characterized by strong customer loyalty and stable cash flows. In our Montana/Renewables segment, which accounted for approximately (23.2)% of our continuing operations gross profit in 2024, we expect growth in cash flows as a result of market recovery and higher throughput. Historically, renewable diesel margins have been both significantly higher and more stable than fuel margins, but 2024 was a trough condition.
●	Develop and Expand Our Customer Relationships. Due to the specialized nature of certain of our products, the high cost of replacement and the long lead-time associated with the development and production of many of our specialty products, our customers are incentivized to continue their relationships with us. We believe that we offer a more diversified product slate to our customers than competitors do, and we also offer more technical support and bespoke services. In fiscal year 2024, we sold a range of over 1,900 specialty and fuels products to approximately 2,400 customers. We intend to continue to assist our existing customers in their efforts to expand their product offerings, as well as marketing specialty product formulations and services to new customers. By continuing to service our long-term relationships with our broad base of existing customers and by constantly targeting solutions for new customers, we seek to limit our dependence on any one portion of our customer base.

●	Disciplined Approach to Strategic and Complementary Acquisitions. We do not expect to focus on large acquisitions in the near term. However, should the right opportunity develop, our senior management team is prepared to consider acquiring low-risk assets where we can enhance operations and improve profitability and product lines that will complement and expand our specialty product offerings. For example, in March 2020, we acquired Paralogics, a producer of candle and industrial wax blends, which expanded our presence in the specialty wax blending and packaging market while adding new capabilities into our existing wax value chain. In the future, we intend to continue pursuing prudent, accretive acquisitions that will deepen our long-term competitive advantages. We intend to reduce our leverage over time and maintain a capital structure that facilitates competitive access to the capital markets.

Competitive Strengths

We believe that we are well positioned to execute our business strategies successfully based on the following competitive strengths:

●	We Have Strong Relationships with a Premier Customer Base. We have long-term relationships with many of our customers and we believe that we will continue to benefit from these relationships. Many of these relationships involve lengthy approval processes or certifications that may make switching to a different supplier difficult. In fiscal year 2024, we sold our products to approximately 2,400 customers, and we are continually seeking to deepen those relationships across our broad and diversified customer base. No single customer accounted for more than 10% of our consolidated sales for any of the three years ended December 31, 2024, 2023 and 2022.
●	We Offer Our Customers a Diverse Range of Specialty Products. We offer a wide range of over 1,900 specialty products. We believe that our ability to provide our customers with a more diverse selection of products than most of our competitors gives us an advantage in meeting the needs of large, strategic customers and allows us to compete in profitable niches. We believe that we are the only specialty products manufacturer in North America that produces all six of the following products: naphthenic lubricating oils, paraffinic lubricating oils, waxes, solvents, white oils and petrolatums. Our ability to produce numerous specialty products allows us to ship products between our facilities for product upgrading in order to meet customer specifications.
●	We are a Leader in North America’s Energy Transition. Our MRL facility is permitted to pretreat and convert 15,000 barrels per stream day of renewable feedstocks into low-emission sustainable fuel alternatives that directly replace fossil fuel products. MRL is a leader in North America’s energy transition and one of the largest Sustainable Aviation Fuel producers in the western hemisphere. The renewable fuel products produced by MRL are distributed into renewable markets in the western half of North America.
●	Our Facilities Have a Unique Combination of Flexibility and Scale. Our facilities are equipped with advanced, flexible technology that allows us to produce high-grade specialty products. For example, our integrated specialty products complex in Northwest Louisiana consists of 27 processing units and 195 million gallons of storage capacity across 400 tanks and has a wide variety of specialized hydroprocessing, dewaxing, emulsifying and distillation capabilities that allow us to meet complex, bespoke customer needs at scale providing an advantaged cost. Our acquisition of Paralogics also added new capabilities into our existing wax business value chain, adding approximately 20 million pounds of annual blending and formulating capabilities. Our facilities also enjoy the value and optionality of integration as many products can be further processed and upgraded at our own facilities.
●	We Have Leading, High-Growth Brands. Our Performance Brands segment benefits from well-known high-performance premium brands in consumer, retail and industrial markets. These brands garner a premium and are well positioned for growth. Further, the majority of products in our Specialty Products and Solutions segment are marketed under well-known industrial and consumer-facing brands that are of high value in the market and in many cases were established several decades ago.

●	We Have an Experienced Management Team. Our team’s extensive experience within the specialty products, commodities and renewable energy industries provides a strong foundation to build and optimize a diversified, competitively advantaged business that can succeed in various business cycles and environments.

Potential Acquisition and Divestiture Activities

While we evaluate potential acquisitions of strategic and complementary assets that would deepen our competitive advantage, our focus has been and continues to be to de-lever our balance sheet. We evaluate our portfolio on an ongoing basis to allow an objective assessment of potential divestiture candidates that are non-core to our business and/or worth more to a buyer than to us. The combination of acquisition and divestment activities is intended to maximize our return on invested capital by creating and maintaining a portfolio of core assets that optimize our blend of feedstocks, improve our operating efficiency and cash flows, and leverage our competitive strengths. We also intend to monetize all or a portion of our equity in MRL over time.

As we optimize our asset portfolio, which may include the divestiture of certain non-core assets or all or a portion of our equity in MRL, we intend to redeploy capital into projects to develop assets that are better suited to our core specialty products business strategy and de-leverage our balance sheet.

Going forward, we intend to tailor our approach toward owning businesses with stable cash flows and growing end markets. As a result, we may pursue potential arrangements with third parties to divest certain assets to enable us to further reduce the amount of our required capital commitments and potential capital expenditures. We expect that any potential divestitures of assets will also provide us with cash to reinvest in our business and repay debt.

Our Operating Assets and Contractual Arrangements

General

The following table sets forth information about our continuing operations after giving effect to the elimination of all intercompany activity. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased blendstocks such as ethanol and specialty blendstocks, as well as the resale of crude oil.

	Year Ended December 31,
	2024	2023	% Change	2023	2022	% Change

	(In bpd)		(In bpd)
Total sales volume (1)	88,007	79,805	10.3%	79,805	82,946	(3.8)%
Facility production:
Specialty Products and Solutions:
Lubricating oils	12,174	10,358	17.5%	10,358	10,951	(5.4)%
Solvents	7,570	7,208	5.0%	7,208	7,100	1.5%
Waxes	1,540	1,326	16.1%	1,326	1,452	(8.7)%
Fuels, asphalt and other by-products	36,396	37,353	(2.6)%	37,353	40,221	(7.1)%
Total Specialty Products and Solutions	57,680	56,245	2.6%	56,245	59,724	(5.8)%
Montana/Renewables:
Gasoline	3,556	3,898	(8.8)%	3,898	3,409	14.3%
Diesel	2,830	2,941	(3.8)%	2,941	6,449	(54.4)%
Jet fuel	472	449	5.1%	449	820	(45.2)%
Asphalt, heavy fuel oils and other	3,983	4,483	(11.2)%	4,483	6,942	(35.4)%
Renewable fuels	9,848	6,314	56.0%	6,314	—	100.0%
Total Montana/Renewables	20,689	18,085	14.4%	18,085	17,620	2.6%

Performance Brands	1,739	1,474	18.0%	1,474	1,434	2.8%

Total facility production	80,108	75,804	5.7%	75,804	78,778	(3.8)%

(1)	Total sales volume includes sales from the production at our facilities and certain third-party facilities pursuant to supply and/or processing agreements, sales of inventories and the resale of crude oil to third-party customers. Total sales volume includes the sale of purchased blendstocks.

The following table sets forth information about our sales of principal products by segment:

	Year Ended December 31,
	2024		2023		2022
	(In millions)	% of Sales	(In millions)	% of Sales	(In millions)	% of Sales
Specialty Products and Solutions:
Lubricating oils	$788.6	18.8%	$763.8	18.3%	$913.7	19.5%
Solvents	407.3	9.7%	398.5	9.5%	434.9	9.4%
Waxes	156.3	3.7%	163.9	3.9%	189.3	4.0%
Fuels, asphalt and other by-products	1,437.1	34.3%	1,550.7	37.1%	1,970.1	42.0%
Total	$2,789.3	66.5%	$2,876.9	68.8%	$3,508.0	74.9%
Montana/Renewables:
Gasoline	$140.8	3.4%	$167.2	4.0%	$188.1	4.0%
Diesel	114.6	2.7%	144.8	3.5%	391.8	8.4%
Jet fuel	18.2	0.4%	20.5	0.5%	41.8	0.9%
Asphalt, heavy fuel oils and other	159.6	3.8%	148.1	3.5%	253.2	5.4%
Renewable fuels	631.7	15.1%	513.2	12.3%	—	—%
Total	$1,064.9	25.4%	$993.8	23.8%	$874.9	18.7%

Performance Brands	$335.2	8.0%	$310.3	7.4%	$303.4	6.5%

Consolidated sales	$4,189.4	100.0%	$4,181.0	100.0%	$4,686.3	100.0%

Please read Note 18 — “Segments and Related Information” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” of this Annual Report for additional financial information about each of our segments and the geographic areas in which we conduct business.

Northwest Louisiana Integrated Specialty Complex

The assets in our Northwest Louisiana integrated specialty complex anchor our Specialty Products and Solutions business segment. The assets in the Northwest Louisiana integrated specialty complex, primarily consist of our Shreveport facility, Cotton Valley facility and Princeton facility, which in total, includes 27 processing units and 195 million gallons of storage capacity across 400 tanks and have a wide variety of specialized hydroprocessing, dewaxing, emulsifying and distillation capabilities that allow us to meet complex, bespoke customer needs at scale providing an advantaged cost.

Shreveport Facility

The Shreveport facility (“Shreveport”), located on a 240 acre site in Shreveport, Louisiana, currently has aggregate crude oil throughput capacity of 60,000 bpd and processes paraffinic crude oil and associated feedstocks into fuel products, paraffinic lubricating oils, waxes, asphalt and by-products.

The Shreveport facility consists of 17 major processing units including hydrotreating, catalytic reforming and dewaxing units and approximately 3.3 million barrels of storage capacity in 130 storage tanks and related loading and unloading facilities and utilities. Since our acquisition of the Shreveport facility in 2001, we have expanded the facility’s capabilities by adding additional processing and blending facilities, adding a second reactor to the high pressure hydrotreater, resuming production of gasoline, diesel and other fuel products and adding both 18,000 bpd of crude oil throughput capacity and the capability to run up to 25,000 bpd of sour crude oil.

The following table sets forth historical information about production at our Shreveport facility:

	Shreveport Facility
	Year Ended December 31,
	2024	2023	2022

	(In bpd)
Crude oil throughput capacity	60,000	60,000	60,000
Total feedstock runs (1) (2)	39,904	38,248	42,453
Total facility production (2) (3)	42,113	40,290	45,211
(1)	Total feedstock runs represent the barrels per day of crude oil and other feedstocks processed at our Shreveport facility. Total feedstock runs do not include certain interplant feedstocks supplied by our Cotton Valley and Princeton facilities.
(2)	Total facility production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other feedstocks. The difference between total facility production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and production of finished products and volume loss.
(3)	Total facility production includes certain interplant feedstock supplied to our Cotton Valley and Princeton facilities and our Karns City facility.

The Shreveport facility has a flexible operational configuration and operating personnel that facilitates the development of opportunities to enhance profitability. Feedstock and product mix may fluctuate from one period to the next to capture market opportunities.

The Shreveport facility receives crude oil via tank truck, railcar and a common carrier pipeline system that is operated by a subsidiary of Plains All American Pipeline, L.P. (“Plains”) and is connected to Shreveport’s facilities. The Plains pipeline system delivers local supplies of crude oil and condensates from north Louisiana and east Texas. The Plains pipeline also connects to a Plains terminal in Longview, TX, which gives the refinery access to crude oil in west Texas and access to the Cushing, Oklahoma storage hub. Crude oil is also purchased from various suppliers, including local producers, who deliver crude oil to the Shreveport facility via tank truck.

The Shreveport facility also has direct pipeline access to the Enterprise Products Partners L.P. pipeline (“TEPPCO pipeline”), on which it can ship certain grades of gasoline, diesel and jet fuel. Further, the refinery has direct access to the Red River Terminal facility, which provides the facility with barge access, via the Red River, to major feedstock and petroleum products logistics networks on the Mississippi River and Gulf Coast inland waterway system. The Shreveport facility also ships its finished specialty products throughout the U.S. through both truck and railcar service.

Cotton Valley Facility

The Cotton Valley facility (“Cotton Valley”), located on a 77 acre site in Cotton Valley, Louisiana, currently has aggregate crude oil throughput capacity of 13,600 bpd, hydrotreating capacity of 6,500 bpd and processes crude oil into specialty solvents and residual fuel oil. The residual fuel oil is an important feedstock for the production of specialty products at our Shreveport facility. We believe the Cotton Valley facility produces the most complete, single-facility line of paraffinic solvents in the U.S.

The Cotton Valley facility consists of three major processing units that include a crude unit, a hydrotreater and a fractionation train, approximately 625,000 barrels of storage capacity in 74 storage tanks and related loading and unloading facilities and utilities. Since our acquisition of the Cotton Valley facility in 1995, we have expanded the facility’s capabilities by installing a hydrotreater that removes aromatics, increased the crude unit processing capability to 13,600 bpd and reconfigured the facility’s fractionation train to improve product quality, enhance flexibility and lower utility costs.

The following table sets forth historical information about production at our Cotton Valley facility:

	Cotton Valley Facility
	Year Ended December 31,
	2024	2023	2022

	(In bpd)
Crude oil throughput capacity	13,600	13,600	13,600
Total feedstock runs (1) (2)	9,877	9,125	8,975
Total facility production (2) (3)	6,084	6,571	5,241
(1)	Total feedstock runs do not include certain interplant solvent feedstocks supplied by our Shreveport facility.
(2)	Total facility production represents the barrels per day of specialty products yielded from processing crude oil and other feedstocks. The difference between total facility production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and the production of finished products, intermediates transferred to internal sites for further processing, and volume loss.
(3)	Total facility production includes certain interplant feedstocks supplied to our Shreveport facility.

The Cotton Valley facility has a flexible operational configuration and operating personnel that facilitates the development of opportunities to enhance profitability. Feedstock and product mix may fluctuate from one period to the next to capture market opportunities, which allows us to respond to market changes and customer demands by modifying the refinery’s product mix. The reconfigured fractionation train also allows the facility to satisfy demand fluctuations efficiently without large finished product inventory requirements.

The Cotton Valley facility receives crude oil via tank truck. The Cotton Valley facility’s feedstock is primarily low sulfur and paraffinic crude oil originating from north Louisiana and is purchased from various marketers and gatherers. In addition, the Cotton Valley facility receives interplant feedstocks for solvent production from the Shreveport facility. The Cotton Valley facility ships finished products by both truck and railcar service.

Princeton Facility

The Princeton facility (“Princeton”), located on a 208 acre site in Princeton, Louisiana, currently has aggregate crude oil throughput capacity of 10,000 bpd and processes naphthenic crude oil into lubricating oils and asphalt. In addition, feedstock is made for the Shreveport facility for further processing into ultra-low sulfur diesel. The asphalt produced at Princeton may be further processed or blended for coating and roofing product applications at the Princeton facility or transported to the Shreveport facility for further processing into bright stock.

The Princeton facility consists of seven major processing units, approximately 650,000 barrels of storage capacity in 200 storage tanks and related loading and unloading facilities and utilities. Since our acquisition of the Princeton facility in 1990, we have debottlenecked the crude unit to increase production capacity to 10,000 bpd, increased the hydrotreater’s capacity to 7,000 bpd and upgraded the facility’s fractionation unit, which has enabled us to produce higher value specialty products.

The following table sets forth historical information about production at our Princeton facility:

	Princeton Facility
	Year Ended December 31,
	2024	2023	2022

	(In bpd)
Crude oil throughput capacity	10,000	10,000	10,000
Total feedstock runs (1)	7,512	7,724	7,259
Total facility production (1) (2)	5,110	5,631	5,426
(1)	Total facility production represents the barrels per day of specialty products yielded from processing crude oil and other feedstocks. The difference between total facility production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and the production of finished products, intermediates transferred to internal sites for further processing, and volume loss.
(2)	Total facility production includes certain interplant feedstocks supplied to our Shreveport facility.

The Princeton facility has a hydrotreater and significant fractionation capability enabling the refining of high quality naphthenic lubricating oils at numerous distillation ranges. The Princeton facility’s processing capabilities consist of atmospheric and vacuum distillation, hydrotreating, asphalt oxidation processing and clay/acid treating. In addition, we have the necessary tankage and technology to process our asphalt into higher value product applications such as coatings, road paving and specialty applications.

The Princeton facility receives crude oil via tank truck, railcar and the Plains pipeline system. Its crude oil supply primarily originates from east Texas, south Texas and north Louisiana, purchased directly from third-party suppliers under month-to-month evergreen supply contracts and on the spot market. The Princeton facility ships its finished products throughout the U.S. via truck and railcar service.

Great Falls Specialty Asphalt Facility (CMR)

The Great Falls specialty asphalt facility (“Great Falls”), located on a 65 acre site in Great Falls, Montana, currently has aggregate crude oil throughput capacity of 15,000 bpd and processes light and heavy crude oil from Canada into fuel and asphalt products. In the fourth quarter of 2022, we converted a significant portion of the Great Falls specialty asphalt facility into a renewable fuels production facility (see below). Upon completion of the conversion project, we continue to own and operate the conventional Great Falls specialty asphalt facility with a reconfigured processing capacity of 15,000 bpd of Canadian crude. The facility is focused on the production of high-quality specialty asphalt, as well as satisfying local demand for conventional fuels.

The Great Falls specialty asphalt facility consists of 15 major processing units including hydrotreating, catalytic reforming, hydrocracking, fluid catalytic cracking and alkylation units, approximately 76 thousand barrels of tank shell storage capacity in 75 tanks and related loading and unloading facilities and utilities.

The following table sets forth historical information about production at the Great Falls specialty asphalt facility:

	Great Falls Specialty Asphalt Facility
	Year Ended December 31,
	2024	2023	2022

	(In bpd)
Crude oil throughput capacity	15,000	15,000	15,000
Total feedstock runs (1) (2)	11,356	11,982	17,599
Total facility production (2)	10,841	11,772	17,619
(1)	Total feedstock runs represent the barrels per day of crude oil processed at our Great Falls specialty asphalt facility.

(2)	Total facility production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other feedstocks. The difference between total facility production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and the production of finished products, and volume loss.

Currently, the Great Falls specialty asphalt facility produces liquified petroleum gas, naphtha, gasoline, diesel, jet fuel and asphalt, which are shipped by railcar and truck service. Finished fuel and asphalt sales are primarily made through spot agreements and short-term contracts.

The Great Falls specialty asphalt facility purchases crude oil from various suppliers and receives crude oil through the Interprovincial Bow River South and Rangeland pipeline systems, providing reliable access to high quality conventional crude oil from western Canada.

In the fourth quarter of 2022, we completed the reconfiguration of our 30,000 bpd Great Falls specialty asphalt facility into two unrelated facilities, including a 15,000 bpd specialty asphalt facility and a 15,000 bpd renewable fuels facility. The specialty asphalt facility capitalizes on local access to cost-advantaged Canadian conventional crude oil, while producing additional fuels and refined products for delivery into the regional market while meeting EPA requirements for gasoline and diesel product sulfur limits and reducing air emissions. The renewable fuels facility is described below.

Great Falls Renewable Fuels Facility (“Montana Renewables”)

In the fourth quarter of 2022, Montana Renewables LLC, an unrestricted subsidiary of Calumet, completed the conversion of a significant portion of our Great Falls specialty asphalt facility into a renewable fuels production facility (the “Montana Renewables Facility”). The Montana Renewables Facility has a permitted throughput capacity of 15,000 bpd to pretreat and convert a wide variety of organic waste and seed oils into lower emissions, sustainable alternatives to fossil fuels, including renewable hydrogen, renewable natural gas, renewable propane, renewable naphtha, renewable kerosene/sustainable aviation fuel, and renewable diesel.

As part of the conversion project, we also constructed and commissioned an innovative renewable hydrogen unit, which further lowered carbon intensity and increased the throughput of the Montana Renewables facility. Further, a new state of the art feedstock pre-treater, which combined with proximity to advantaged feedstocks and low-carbon product markets provides lasting competitive advantage to Montana Renewables.

Missouri Facility

The Missouri facility (“Missouri”), located on a 22 acre site in Louisiana, Missouri, develops and produces polyol ester synthetic lubricants for use in refrigeration compressors, commercial aviation and polyol ester base stocks. In December 2015, we completed a project to more than double the production capacity of the facility from 35 million pounds to 75 million pounds per year. The facility has approximately 35,000 barrels of storage capacity in 64 tanks and related loading and unloading facilities and utilities. The facility receives its fatty acids and alcohol feedstocks and additives by truck and railcar under supply agreements or spot agreements with various suppliers.

The Missouri facility utilizes the latest batch esterification processes designed to ensure blending accuracy while maintaining production flexibility to meet customer needs.

Calumet Packaging

The Calumet Packaging facility (“Calumet Packaging”), located on a 10 acre site in Shreveport, Louisiana, develops, blends and packages high performance synthetic lubricants, fuels and solvent products for use in industrial, commercial and automotive applications. The Calumet Packaging facility’s processing capability includes state-of-the-art blending and packaging equipment. The facility has approximately 75,000 barrels of storage capacity and related loading and unloading facilities. The facility receives its base oil feedstocks and additives by truck and rail under supply agreements or spot agreements with various suppliers.

Royal Purple

The Royal Purple facility (“Royal Purple”), located on a 20 acre site in Porter, Texas, develops, blends and packages high performance synthetic lubricants and fluid additive products for use in industrial, commercial and automotive applications. The Royal Purple facility’s processing capability includes 10 in-house packaging and production lines. Outsourced packaging services for specific products are also fulfilled. The facility has approximately 30,500 barrels of storage capacity in 91 tanks and related loading and unloading facilities. The facility receives its base oil feedstocks and additives by truck under supply agreements or spot agreements with various suppliers.

Karns City and Dickinson Facilities and Other Processing Agreements

The Karns City facility (“Karns City”), located on a 225 acre site in Karns City, Pennsylvania, has aggregate base oil throughput capacity of 3,000 bpd and produces white mineral oils, solvents, petrolatums, gelled hydrocarbons, cable fillers and natural petroleum sulfonates. The Karns City facility’s processing capability includes hydrotreating, fractionation, acid treating, filtering, blending and packaging. In addition, the facility has approximately 817,000 barrels of storage capacity in 250 tanks and related loading and unloading facilities and utilities.

The Dickinson facility (“Dickinson”), located on a 28 acre site in Dickinson, Texas, has aggregate base oil throughput capacity of 1,300 bpd and produces white mineral oils, compressor lubricants and natural petroleum sulfonates. The Dickinson facility’s processing capability includes acid treating, filtering and blending. The facility has approximately 183,000 barrels of storage capacity in 186 tanks and related loading and unloading facilities and utilities.

These facilities each receive their base oil feedstocks by railcar and truck under supply agreements or spot purchases with various suppliers, the most significant of which is a supply agreement with Phillips 66. Please read “— Our Crude Oil and Feedstock Supply” below for further discussion of the long-term supply agreement with Phillips 66.

The following table sets forth the combined historical information about production at our Karns City, Dickinson and certain other facilities:

	Combined Karns City, Dickinson and Other Facilities
	Year Ended December 31,
	2024	2023	2022

	(in bpd)
Feedstock throughput capacity (1)	11,300	11,300	11,300
Total feedstock runs (2) (3)	4,012	3,396	3,482
Total production (3)	4,072	3,419	3,582
(1)	Includes Karns City, Dickinson and certain other facilities.
(2)	Includes feedstock runs at our Karns City and Dickinson facilities as well as throughput at certain third-party facilities pursuant to supply and/or processing agreements and includes certain interplant feedstocks supplied from our Shreveport facility.
(3)	Total production represents the barrels per day of specialty products yielded from processing feedstocks at our Karns City and Dickinson facilities and certain third-party facilities pursuant to supply and/or processing agreements. The difference between total production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and the production of finished products.

Other Logistics Assets

Terminals are complementary to our refineries and play a key role in moving our products to end-user markets by providing services including distribution and blending to achieve specified products and storage and inventory management. In addition to the Burnham terminal, we own and lease additional facilities, primarily related to distribution of finished products, throughout the U.S.

Burnham Terminal: We own and operate a terminal located on an 11 acre site, in Burnham, Illinois. The Burnham terminal receives specialty products from certain of our refineries primarily by railcar and distributes them by truck and railcar to our customers in the Upper Midwest and East Coast regions of the U.S. and in Canada. The terminal includes a tank farm with 90 tanks having aggregate storage capacity of approximately 150,000 barrels, supplying lube base oils, food grade white oils and aliphatic solvents, as well as viscosity index additives and tackifiers.

We use approximately 2,100 railcars leased from various lessors. This fleet of railcars enables us to receive and ship crude oil and distribute various specialty products and fuel products throughout the U.S. and Canada to and from each of our facilities. In addition, we use approximately 450 leased railcars to source renewable feedstocks and distribute renewable fuels products into the western half of North America.

Our Crude Oil and Feedstock Supply

We purchase crude oil and other feedstocks from major oil companies as well as from various crude oil gatherers and marketers in Texas, north Louisiana and Canada. Crude oil supplies at our facilities are as follows:

Facility	Crude Oil / Feedstock Slate	Mode of Transportation
Shreveport	West Texas Intermediate (“WTI”), local crude oils from East Texas, North Louisiana, Arkansas and Light Louisiana Sweet (“LLS”)	Tank truck, railcar and Plains Pipeline
Cotton Valley	Local paraffinic crude oil	Tank truck
Great Falls Specialty Asphalt Facility	Canadian Heavy (e.g. Bow River) and Canadian Light Sour	Front Range Pipeline
Montana Renewables Facility	Organic waste and seed oil materials	Railcar
Princeton	Local and imported naphthenic crude oil	Tank truck, railcar and Plains Pipeline

In 2024, BP Products North America Inc. (“BP”) supplied us with approximately 54.5% of our total crude oil supply under term contracts and month-to-month evergreen crude oil supply contracts. In 2024, Macquarie Energy Canada LTD. (“Macquarie”) supplied us with approximately 17.7% of our total crude oil supply under a crude oil supply agreement. Each of our facilities is dependent on one or more key suppliers and the loss of any of these suppliers would adversely affect our financial results to the extent we were unable to find another supplier of this substantial amount of crude oil.

We have short-term and long-term contracts with our crude oil suppliers. For example, a majority of our crude oil supply contracts with Plains are currently month-to-month and terminable upon 90 days’ notice. Additionally, our crude oil supply agreement with BP was amended and restated in December 2016, and automatically renews for successive one-year terms each March unless terminated by either party upon 90 days’ notice (“BP Purchase Agreement”). This agreement has not been terminated by either party. We also purchase foreign crude oil when its spot market price is attractive relative to the price of crude oil from domestic sources.

MRL, an unrestricted subsidiary of the Company, has entered into various term supply agreements for renewable feedstocks that are key to the operations of the Montana Renewables facility.

We have various long-term feedstock supply agreements with Phillips 66, with some agreements operating under the option to continue on a month-to-month basis thereafter, for feedstocks that are key to the operations of our Karns City and Dickinson facilities. In addition, certain products of our refineries can be used as feedstocks by these facilities.

We believe that adequate supplies of crude oil and feedstocks will continue to be available to us.

Our cost to acquire crude oil and feedstocks and the prices for which we ultimately can sell refined products depend on a number of factors beyond our control, including regional and global supply of and demand for crude oil, other feedstocks and specialty and fuel products. These, in turn, are dependent upon, among other things, the availability of imports, overall economic conditions, production levels of domestic and foreign suppliers, U.S. relationships with foreign governments, political affairs and the extent of governmental regulation. We have historically been able to pass on the costs associated with increased crude oil and feedstock prices to our specialty products customers, although the increase in selling prices for specialty products typically lags the rising cost of crude oil. From time to time, we use a hedging program to manage a portion of our commodity price risk.

Our Products, Markets and Customers

Products

We produce a full line of specialty products, including lubricating oils, solvents, waxes, food grade white oils, pharmaceutical grade petrolatums, and other products, as well as a variety of fuel and fuel related products, including asphalt and heavy fuel oils. We also blend, package and market high performance specialty products through our Royal Purple, Bel-Ray, and TruFuel brands. At our Montana Renewables facility, we produce a variety of renewable fuels products, including renewable diesel, sustainable aviation fuel, renewable hydrogen, renewable natural gas, renewable propane, and renewable naphtha that are distributed into renewable markets in the western half of North America. Our customers purchase specialty products primarily as raw material components for consumer-facing and industrial products. Our customers also purchase renewable fuels, which are consumed to reduce lifecycle carbon emissions.

The following table depicts a representative sample of the diversity of end-use applications for the products we produce:

Representative Sample of End-Use Applications by Product (1)

Lubricating Oils	Solvents	Waxes	Packaged and Synthetic Specialty Products	Fuels & Fuel Related Products	Renewable Products
19%	10%	4%	8%	44%	15%

●  Hydraulic oils

●  Passenger car motor oils

●  Railroad engine oils

●  Cutting oils

●  Compressor oils

●  Metalworking fluids

●  Transformer oils

●  Rubber process oils

●  Industrial lubricants

●  Gear oils

●  Grease

●  Automatic transmission fluid

●  Animal feed dedusting

●  Baby oils

●  Bakery pan oils

●  Catalyst carriers

●  Gelatin capsule lubricants

●  Sunscreen

●  Waterless hand cleaners

●  Alkyd resin diluents

●  Automotive products

●  Calibration fluids

●  Charcoal lighter fluids

●  Chemical processing

●  Drilling fluids

●  Printing inks

●  Water treatment

●  Paint and coatings

●  Stains

		● Paraffin waxes ● FDA compliant products ● Candles ● Adhesives ● Crayons ● Floor care ● PVC ● Paint strippers ● Skin & hair care ● Timber treatment ● Waterproofing ● Pharmaceuticals ● Cosmetics

●  Refrigeration compressor oils

●  Positive displacement and roto-dynamic compressor oils

●  Commercial and military jet engine oil

●  Lubricating greases

●  Gear oils

●  Aviation hydraulic oils

●  High performance small engine fuels

●  Two cycle and four stroke engine oils

●  High performance automotive engine oils

●  High performance industrial lubricants

●  High temperature chain lubricants

●  Food contact grade lubricants

●  Charcoal lighter fluids and other solvents

●  Engine treatment additives

				● Gasoline ● Diesel ● Jet fuel ● Marine fuel ● Ethanol free fuels ● Fluid catalytic cracking feedstock ● Asphalt vacuum residuals ● Mixed butanes ● Roofing flux ● Paving asphalt ● Heavy fuel oils	● Renewable hydrogen ● Renewable natural gas ● Renewable propane ● Renewable naphtha ● Renewable kerosene/sustainable aviation fuel ● Renewable diesel
(1)	Based on the percentage of total sales for the year ended December 31, 2024. Except for the listed fuel products, renewable products and certain packaged and synthetic specialty products, we do not produce any of these end-use products.

Marketing

Our salespeople regularly visit customers and work in conjunction with our marketing department, the laboratories at our production facilities and our technical services department, to focus on providing additional value to our customers, such as formulation assistance, regulatory insight, and creating specialized blends and packaging that work optimally for our customers.

Markets

Specialty Products. The specialty products market represents a small portion of the overall petroleum refining industry in the U.S. Of the approximately 130 refineries currently in operation in the U.S., only a small number of the refineries are considered specialty products producers and only a few compete with us in terms of the number of products produced.

Our specialty products are utilized in applications across a broad range of industries, including:

●	industrial goods such as finished lubricants, batteries, water treatment chemistry, mining lubricants, oilfield drilling, electrical and transformer oils, adhesives, refrigeration compressor oils, aviation fluids, and agriculture applications; and
●	consumer goods such as cosmetics, petroleum jelly, lotions, pharmaceuticals, food, candles, paint and coatings, charcoal lighter fluids, and car care products.

We have the capability to ship our specialty products worldwide. In the U.S., we ship our specialty products via railcars, trucks and barges. We use our fleet of leased railcars to ship our specialty products and a majority of our specialty products sales are shipped in trucks owned and operated by several different third-party carriers. For international shipments, which accounted for less than 10% of our consolidated sales in 2024, we ship via railcars and trucks to several ports where the product is loaded onto vessels for shipment to customers abroad.

Fuel Products. The fuel products market represents a large portion of the overall petroleum refining industry in the U.S. Of the approximately 130 refineries currently in operation in the U.S., a large number of the refineries are fuel products producers; however, only a few compete with us in our local markets.

Renewable Fuel Products. The renewable fuel products market represents a small portion of the overall transportation fuels industry in the U.S. MRL is a leading independent producer of renewable transportation fuels in North America and one of the largest SAF producers in the western hemisphere. The renewable fuels market is in the rapid-growth phase of its life cycle, highlighted by renewable diesel demand growing at an average annualized rate of approximately 100.0% over the past three years, and SAF demand quadrupling in the past year. We believe we are well positioned to benefit from these trends.

Gulf Coast Market (PADD 3)

Fuel products produced at our Shreveport facility can be sold locally or to the Midwest region of the U.S. through the TEPPCO pipeline. Local sales are made from the TEPPCO terminal in Bossier City, Louisiana, located approximately 15 miles from the Shreveport facility, as well as from our own Shreveport facility terminal.

Gasoline, diesel and jet fuel from the Shreveport facility are sold primarily into the Louisiana, Texas and Arkansas markets, and any excess volumes are sold to marketers further up the TEPPCO pipeline. Should the appropriate market conditions arise, we have the capability to redirect and sell additional volumes into the Louisiana, Texas and Arkansas markets rather than transport them to the Midwest region via the TEPPCO pipeline.

The Shreveport facility has the capacity to produce approximately 9,000 bpd of commercial jet fuel that can be marketed to the U.S. Department of Defense, sold as Jet-A locally or sold via the TEPPCO pipeline, or transferred to the Cotton Valley facility to be processed further as a feedstock to produce solvents.

Additionally, we produce a number of fuel-related products including fluid catalytic cracking (“FCC”) feedstock, vacuum residuals and mixed butanes. FCC feedstock is sold to other refiners as a feedstock for their FCC units to make fuel products. Vacuum residuals are blended or processed further to make asphalt products. Volumes of vacuum residuals which we cannot process are sold locally into the fuel oil market or sold via railcar to other refiners. Mixed butanes are primarily available in the summer months and are primarily sold to local marketers. If the mixed butanes are not sold, they are blended into our gasoline production.

Northwest Market (PADD 4)

Fuel and asphalt products produced at our Great Falls specialty asphalt facility can be sold locally and in Missouri, Oklahoma, Texas, Arizona, North Dakota, South Dakota, Idaho, Oregon, Utah, Wyoming, Washington, Nevada, California and Canada. Seasonally, fuel products from the Great Falls specialty asphalt facility are transported to terminals in Washington and Utah.

Renewable diesel, sustainable aviation fuel, renewable hydrogen, renewable natural gas, renewable propane, and renewable naphtha produced at our Montana Renewables facility are distributed into renewable markets in the western half of North America.

Customers

Specialty Products. We have a diverse customer base for our specialty products. In fiscal year 2024, we sold our specialty products to approximately 2,200 customers. Many of our customers are long-term customers who use our products in specialty applications, after an approval process ranging from six months to two years.

Fuel Products. We have a diverse customer base for our fuel products. In fiscal year 2024, we sold our fuel products to approximately 200 customers. Our diverse customer base includes wholesale distributors and retail chains. We are able to sell the majority of the fuel products we produce at the Shreveport facility to the local markets of Louisiana, Texas and Arkansas. We also have the ability to ship additional fuel products from the Shreveport facility to the Midwest region through the TEPPCO pipeline. The majority of our fuel products produced at our Great Falls specialty asphalt facility are sold to local markets in Montana and Idaho as well as in Canada. The renewable fuel products produced at our Montana Renewables facility are distributed into renewable markets in the western half of North America.

Renewable Fuels Products. We sell our renewable fuels products to a relatively small number of investment grade counterparties under multiyear offtake agreements for onward distribution into renewable markets in the western half of North America. The robust demand during the placement process for the renewable fuels produced at our Montana Renewables facility allows us to select an established, integrated customer base for our renewable products.

During the years ended December 31, 2024, 2023 and 2022, we had no customer that represented 10% or greater of consolidated sales.

Competition

Competition in our markets is from a combination of large, integrated petroleum companies and independent refiners. Many of our competitors are substantially larger than us and are engaged on a national or international basis in many segments of the petroleum products business, including exploration and production, refining, transportation and marketing. These competitors may have greater flexibility in responding to or absorbing market changes occurring in one or more of these business segments. We distinguish our competitors according to the products that they produce. Set forth below is a description of our significant competitors according to product category.

Naphthenic Lubricating Oils. Our primary competitors in producing naphthenic lubricating oils include Ergon Refining, Inc., Cross Oil Refining and Marketing, Inc. and San Joaquin Refining Co., Inc.

Paraffinic Lubricating Oils. Our primary competitors in producing paraffinic lubricating oils include Exxon Mobil Corporation, Motiva Enterprises, LLC, Phillips 66, HF Sinclair Corporation and Chevron Corporation.

Paraffin Waxes. Our primary competitors in producing paraffin waxes include Exxon Mobil Corporation, HF Sinclair Corporation, The International Group Inc. and Ergon, Inc.

Solvents. Our primary competitors in producing solvents include CITGO Petroleum Corporation, ExxonMobil Chemical Company and Total S.A.

Polyol ester Based Specialty Products. Our primary competitors in producing polyol ester-based specialty products include LANXESS, ExxonMobil Corporation, BASF Corporation, Croda International plc, Nyco Products Corporation and Zschimmer & Schwartz, Inc.

Packaged and Synthetic Specialty Products. Our primary competitors in retail and commercial packaged and synthetic specialty products include Exxon Mobil Corporation (Mobil 1), Valvoline, Inc. and other independent lubricant manufacturers. Our primary competitors in industrial packaged and synthetic specialty products include Exxon Mobil Corporation, Royal Dutch Shell plc, Fuchs and other independent lubricant manufacturers.

Fuel Products and By-Products. Our primary competitors in producing fuel products in the local markets in which we operate include Delek US Holdings, Exxon Mobil Corporation, Phillips 66 and Cenex.

Renewable Fuel Products. Our primary competitors in producing renewable fuel products in the US West Coast markets Are Marathon Petroleum Company, Phillips 66 and Chevron Corporation. A significant portion of our renewable products are placed in other markets which lack indigenous renewables production.

Our ability to compete effectively depends on our responsiveness to customer needs and our ability to maintain competitive prices and product and service offerings. We believe that our flexibility and customer responsiveness differentiates us from many of our larger competitors. However, it is possible that new or existing competitors could enter the markets in which we operate, which could negatively affect our financial performance.

Governmental Regulation

From time to time, we are a party to certain claims and litigation incidental to our business, including claims made by various taxation and regulatory authorities, such as the IRS, the EPA and the U.S. Occupational Safety and Health Administration (“OSHA”), as well as various state environmental regulatory bodies and state and local departments of revenue, as the result of audits or reviews of our business.

Environmental and Occupational Health and Safety Matters

Environmental

We conduct crude oil and specialty refining, blending and terminal operations, certain activities of which are subject to stringent federal, regional, state and local laws and regulations governing worker health and safety, the discharge of materials into the environment, and environmental protection. These laws and regulations impose legal standards and obligations that are applicable to our operations, such as requiring the acquisition of permits to conduct regulated activities, restricting the manner in which we may release materials into the environment, requiring mitigation of pollutant discharges from current operations that may include incurring capital expenditures to limit or prevent unauthorized releases from our equipment and facilities, requiring remedial activities to mitigate pollution from former operations, imposing substantial liabilities for pollution resulting from our operations, and requiring the application of specific health and safety criteria addressing worker protection. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties; the imposition of investigatory, remedial or corrective action obligations or the incurrence of capital expenditures; the occurrence of restrictions, delays or cancellations in the permitting, development or expansion of projects; and the issuance of injunctive relief limiting or prohibiting our activities in a particular area.

Moreover, certain of these laws impose joint and several liability and strict liability for costs required to remediate and restore sites where petroleum hydrocarbons, wastes or other materials have been disposed of or released and areas where any such contamination has come to be located. In addition, new environmental and worker safety laws and regulations, amendment of existing laws and regulations, reinterpretation of legal requirements, increased governmental enforcement or other developments could significantly increase our operational or compliance expenditures, including as discussed below in more detail.

Remediation of subsurface contamination continues at certain of our refinery sites and is being overseen by the appropriate governmental agencies. Based on current investigative and remedial activities, we believe that the cost to control or remediate the soil and groundwater contamination at these refineries will not have a material adverse effect on our financial condition. However, such costs are often unpredictable and, therefore, there can be no assurance that the future costs of these remedial projects will not become material.

Great Falls Refinery

In connection with the acquisition of the Great Falls refinery from Connacher Oil and Gas Limited (“Connacher”), we became a party to an existing 2002 Refinery Initiative Consent Decree (the “Great Falls Consent Decree”) with the EPA and the Montana Department of Environmental Quality (the “MDEQ”). The material obligations imposed by the Great Falls Consent Decree have been completed. On September 27, 2012, Montana Refining Company, Inc., received a final Corrective Action Order on Consent, replacing the refinery’s previously held hazardous waste permit. This Corrective Action Order on Consent governs the investigation and remediation of contamination at the Great Falls refinery.

We believe the majority of the impacts related to such contamination at the Great Falls refinery are covered by a contractual indemnity provided by a subsidiary of HF Sinclair Corporation (the “Seller”), the owner and operator of the Great Falls refinery prior to its acquisition by Connacher, under an asset purchase agreement between the Seller and Connacher, pursuant to which Connacher acquired the Great Falls refinery.

Under this asset purchase agreement, the Seller agreed to indemnify Connacher and Montana Refining Company, Inc., subject to timely notification, certain conditions and certain monetary baskets and caps, for environmental conditions arising under the Seller’s ownership and operation of the Great Falls refinery and existing as of the date of sale to Connacher. During 2014, HF Sinclair Corporation (“Holly”) provided us a notice challenging our position that the Seller is obligated to indemnify our remediation expenses for environmental conditions to the extent arising under Holly’s ownership and operation of the refinery and existing as of the date of sale to Connacher. On September 22, 2015, we initiated a lawsuit against Holly and the Sellers. The court ordered that all of the claims be addressed in arbitration. The arbitration panel confirmed that the sellers of the Great Falls refinery retained the liability for all pre-closing contamination with respect to third-party claims indefinitely and with respect to first party claims for which the sellers received notice within five years after the sale of the refinery, which claims are subject to the requirements otherwise set forth in the asset purchase agreement. Among other things, the panel denied the Company’s demands for reimbursement for costs already incurred by the Company prior to the arbitration but left open the Company’s ability to make future claims. The Company expects that it may incur costs to remediate other environmental conditions at the Great Falls refinery. The Company currently believes that these other costs it may incur will not be material to its financial position or results of operations.

Air Emissions

Our operations are subject to the federal Clean Air Act, as amended (“CAA”), and comparable state and local laws. Amendments made to the CAA in 1990 require most industrial operations in the U.S. to incur capital expenditures to meet the air emission control standards that are developed and implemented by the EPA and state environmental agencies. Under the CAA, facilities that emit regulated air pollutants are subject to stringent regulations, including requirements to install various levels of control technology on sources of pollutants. In addition, in recent years, the petroleum refining sector has become subject to stringent federal regulations that impose maximum achievable control technology (“MACT”) on refinery equipment emitting certain listed hazardous air pollutants. Some of our facilities have been included within the categories of sources regulated by MACT rules. Our refining and terminal operations that emit regulated air pollutants are also subject to air emissions permitting requirements that incorporate stringent control technology requirements for which we may incur significant capital expenditures. Any renewal of those air emissions permits or a need to modify existing or obtain new air emissions permits has the potential to delay the development of our projects. We can provide no assurance that future compliance with existing or any new laws, regulations or permit requirements will not have a material adverse effect on our business, financial position or results of operations. For example, in 2015, the EPA issued a final rule under the CAA making the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone more stringent. Since that time, the EPA has issued area designations with respect to ground-level ozone and final requirements that apply to state, local and tribal air agencies for implementing the 2015 NAAQS for ground-level ozone. States are expected to implement more stringent requirements as a result of this new final rule, which could apply to our operations. EPA retained the 2015 standards for ground-level ozone after a review completed in 2020. In 2021, EPA announced that it would reconsider this standard, and in August 2023, EPA announced it would begin an entirely new review of the NAAQS for ground-level ozone, and in December 2024, EPA published Volumes 1 and 2 of its Integrated Review Plan. Also, in 2015, the EPA published a final rule that amended three refinery standards already in effect, imposing additional or, in some cases, new emission control requirements on subject refineries. The final rule requires, among other things, the monitoring of air concentrations of benzene around the refinery fence line perimeter and submittal of the fence line monitoring data to the EPA on a quarterly basis; upgraded emissions controls for storage tanks, including controls for smaller capacity storage vessels and storage vessels storing materials with lower vapor pressures than previously regulated; enhanced performance requirements for flares including the use of a minimum of three pollution prevention measures, continuous monitoring of flares and pressure release devices and analysis and remedy of flare release events; and compliance with emissions standards for delayed coking units. These final rules and any other future air emissions rulemakings could impact us by requiring installation of new emission controls on some of our equipment, resulting in longer permitting timelines, and significantly increasing our capital expenditures and operating costs, which could adversely impact our business.

The CAA authorizes the EPA to periodically require modifications in the formulation of the refined transportation fuel products we manufacture in order to limit the emissions associated with the fuel product’s final use. For example, in February 2000, the EPA published regulations limiting the sulfur content allowed in gasoline. These regulations, referred to as “Tier 2 Standards,” required the phase-in of gasoline sulfur standards beginning in 2004, with special provisions for small refiners and for refiners serving those western U.S. states exhibiting lesser air quality problems. Similarly, the EPA published regulations that limit the sulfur content of highway diesel beginning in 2006 from its former level of 500 parts per million (“ppm”) to 15 ppm (the “ultra-low sulfur standard”). Our Shreveport and Great Falls facilities have implemented the sulfur standard with respect to produced gasoline and produced diesel meeting the ultra-low sulfur standard.

In 2014, the EPA published more stringent sulfur standards, referred to as “Tier 3 Standards,” including requiring that motor gasoline will not contain more than 10 ppm of sulfur on an annual average basis. Our Shreveport and Great Falls facilities are fully compliant with the 10 ppm sulfur standard with respect to produced gasoline. In addition, we are required to meet the Mobile Source Air Toxics (“MSAT”) II Standards adopted by the EPA to reduce the benzene content of motor gasoline produced at our facilities and have completed capital projects at our Shreveport and Great Falls facilities to comply with those fuel quality requirements.

The EPA has issued RFS mandates, requiring refiners such as us to blend renewable fuels into the petroleum fuels they produce and sell in the U.S. We, and other refiners subject to RFS, may meet the RFS requirements by blending the necessary volumes of renewable transportation fuels produced by us or purchased from third parties. To the extent that refiners are unable to blend renewable fuels into the products they produce in the quantities required to satisfy their obligations under the RFS program, those refiners may purchase renewable credits, referred to as RINs, to maintain compliance. To the extent that we exceed the minimum volumetric requirements for blending of renewable transportation fuels, we generate our own RINs for which we have the option of retaining the RINs for current or future RFS compliance or selling those RINs on the open market. We are currently unable to blend sufficient quantities of ethanol and biodiesel to meet our requirements and, therefore, may have to purchase an increasing number of RINs. It is not possible at this time to predict with certainty what those volumes or costs may be. Existing laws and regulations could change, including the minimum volumes of renewable fuels that must be blended with refined petroleum fuels. For more information on the RFS program, our participation in the program and risks associated with the program, see the following risk factor under Part I, Item 1A of this Form 10-K: “The availability and cost of renewable identification numbers and results of litigation related to our SRE petitions could have a material adverse effect on our results of operations and financial condition and our ability to make payments on our debt obligations.”

Climate Change

The threat of climate change continues to attract considerable public, governmental and scientific attention, both in the U.S. and internationally. As a result, numerous proposals have been made and are likely to continue to be made by international, national, regional, state, and local governments to monitor and limit emissions of greenhouse gases (“GHG”) and to control such future emissions. Consequently, it is possible that our operations as well as the operations of our customers may become subject to increased regulatory, political, physical, litigation and financial risks associated with the processing of fossil fuels and/or emissions of GHGs. The adoption of legislation or regulations or other regulatory initiatives by international, national, regional, state, and local governments that impose more stringent standards for GHG emissions could require us to incur increased compliance costs or affect the price or availability of certain of our feedstocks or products.

At the federal level, no comprehensive climate change legislation has been implemented to date. However, the EPA has determined that GHG emissions present a danger to public health and the environment and has adopted regulations under existing provisions of the federal CAA that, among other things: establish that Prevention of Significant Deterioration (“PSD”) construction permit programs and Title V operating permit programs will include reviews for GHG emissions from certain large stationary sources that are also potential major sources of criteria pollutant emissions; require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources; implement CAA emission new source performance standards (“NSPS”) directing the reduction of methane from certain new, modified or reconstructed facilities in the oil and natural gas sector; and together with the U.S. Department of Transportation (“DOT”), implement GHG emissions limits on vehicles manufactured for operation in the U.S. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations, or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. Some state courts (including the Montana Supreme Court in Held v. Montana (Mont. 2024)) have rendered decisions imposing additional requirements on regulators and regulated entities with respect to environmental matters. At the international level, there exists the United Nations-sponsored “Paris Agreement,” which calls upon nations to limit their GHG emissions through individually determined reduction goals every five years after 2020.

There are also increasing financial risks for fossil fuel producers, as stockholders and bondholders currently invested in fossil-fuel energy companies may elect to shift investments into non-fossil fuel energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies are beginning to define sustainable lending practices, and financial institutions may adopt policies that limit funding for fossil fuel energy companies, as governmental and nongovernmental institutions focus on addressing climate-related risks in the financial sector. Although we are not an oil or gas producer, it is possible that limitation of investments in and financings for fossil fuel energy companies could result in the restriction, delay, or cancellation of drilling programs or development or production activities which could affect the price or availability of certain of our feedstocks.

Some scientists have concluded that increasing concentrations of GHG in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations located throughout the U.S.

Hazardous Substances and Wastes

The Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA”), also known as the “Superfund” law, and comparable state laws impose liability without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. Such classes of persons include the current and past owners and operators of sites where a hazardous substance was released and companies that disposed or arranged for disposal of hazardous substances at offsite locations, such as landfills. Under CERCLA, these “responsible persons” may be subject to joint and several, strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. Separately, it is not uncommon for neighboring landowners and other third parties to file claims under relevant state laws for personal injury and property damage allegedly caused by the release of hazardous substances into the environment. In the course of our operations, we generate wastes or handle substances that may be regulated as hazardous substances, and we could become subject to liability under CERCLA and comparable state laws.

We also may incur liability under the Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state laws, which impose requirements related to the handling, storage, treatment and disposal of hazardous and non-hazardous wastes. In the course of our operations, we generate petroleum product wastes and ordinary industrial wastes that may be regulated as hazardous wastes. In addition, our operations also generate non-hazardous solid wastes, which are regulated under RCRA and state laws. Historically, our environmental compliance costs under the existing requirements of RCRA and similar state and local laws have not had a material adverse effect on our results of operations, and the cost involved in complying with these requirements is not material.

We currently own or operate, and have in the past owned or operated, properties that for many years have been used for refining and terminal activities. These properties in the past may have been operated by third parties whose treatment and disposal or release of petroleum hydrocarbons and wastes were not under our control. Although we used operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons or wastes have been released on or under the properties owned or operated by us. These properties and the materials disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove or remediate previously disposed wastes or property contamination or to perform remedial activities to prevent future contamination.

In addition, new laws and regulations, amendment of existing laws and regulations, reinterpretation of legal requirements, increased governmental enforcement or other developments could significantly increase our operational or compliance expenditures.

Water Discharges

The Federal Water Pollution Control Act of 1972, as amended, also known as the federal Clean Water Act (“CWA”), and analogous state laws impose restrictions and stringent controls on the discharge of pollutants, including oil, into regulated waters. Such discharges are prohibited, except in accordance with the terms of a permit issued by the EPA or the appropriate state agencies. Any unpermitted release of pollutants, including crude oil or hydrocarbon specialty oils as well as refined products, could result in penalties, as well as significant remedial obligations. Spill prevention, control, and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture, or leak. Historically, our environmental compliance costs under the existing requirements of the CWA and similar state laws have not had a material adverse effect on our results of operations but these laws and their implementing regulations are subject to change and there can be no assurance that such future costs will not be material.

The primary federal law for oil spill liability is the Oil Pollution Act of 1990, as amended (“OPA”), which addresses three principal areas of oil pollution — prevention, containment and cleanup. The OPA applies to vessels, offshore facilities and onshore facilities, including refineries, terminals and associated facilities that may affect waters of the U.S. Under the OPA, responsible parties, including owners and operators of onshore facilities, may be subject to oil cleanup costs and natural resource damages as well as a variety of public and private damages from oil spills. Historically, our past environmental compliance costs under the existing requirements of the OPA have not had a material adverse effect on our results of operations but this law and its implementing regulations are subject to change and there can be no assurance that such future costs will not be material.

Occupational Health and Safety

We are subject to various laws and regulations relating to occupational health and safety, including the federal Occupational Safety and Health Act, as amended (“OSH Act”), and comparable state laws. These laws and regulations strictly govern the protection of the health and safety of employees. In addition, OSHA’s hazard communication standard, the EPA’s community right-to-know regulations under Title III of CERCLA, and similar state statutes require that we maintain information about hazardous materials used or produced in our operations and provide this information to employees, contractors, state and local government authorities and customers. We maintain safety and training programs as part of our ongoing efforts to ensure compliance with applicable laws and regulations. We conduct periodic audits of

Process Safety Management (“PSM”) systems at each of our locations subject to the PSM standard. Our compliance with applicable health and safety laws and regulations has required, and continues to require, substantial expenditures. Changes in occupational safety and health laws and regulations or a finding of non-compliance with current laws and regulations could result in additional capital expenditures or operating expenses, as well as civil penalties and, in the event of a serious injury or fatality, criminal charges.

Other Environmental and Maintenance Items

We perform preventive and normal maintenance on our refining and terminal assets and make repairs and replacements when necessary or appropriate. We also conduct inspections of these assets as required by law or regulation.

Insurance

Our operations are subject to certain hazards of operations, including fire, explosion and weather-related perils. We maintain insurance policies, including business interruption insurance for each of our facilities, with insurers in amounts and with coverage and deductibles that we, with the advice of our insurance advisors and brokers, believe are reasonable and prudent. We cannot, however, ensure that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices. We are not fully insured against certain risks because such risks are not fully insurable, coverage is unavailable, or premium costs, in our judgment, do not justify such expenditures.

Seasonality

The fuel and fuel related products that we manufacture, including asphalt products, are subject to seasonal demand and trends. Asphalt demand is generally lower in the first and fourth quarters of the year, as compared to the second and third quarters, due to the seasonality of the road construction and roofing industries we supply. Demand for gasoline and diesel is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic and agricultural activity. In addition, our natural gas costs can be higher during the winter months, as demand for natural gas as a heating fuel increases during the winter. As a result, our operating results for the first and fourth calendar quarters may be lower than those for the second and third calendar quarters of each year due to seasonality related to these and other products that we produce and sell.

Properties

We own and lease the principal properties listed below. The principal properties which we own, as well as others not listed below, are pledged as collateral under our Collateral Trust Agreement as discussed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Master Derivative Contracts and Collateral

Trust Agreement.” We believe that all properties are suitable for their intended purpose, are being efficiently utilized and provide adequate capacity to meet demand for the next several years.

Property	Business Segment(s)	Acres	Owned / Leased	Location
Shreveport facility	Specialty Products and Solutions	240	Owned	Shreveport, Louisiana
Great Falls specialty asphalt facility	Montana/Renewables	65	Owned	Great Falls, Montana
Montana Renewables facility	Montana/Renewables	21	Owned / Leased (1)	Great Falls, Montana
Princeton facility	Specialty Products and Solutions	208	Owned	Princeton, Louisiana
Cotton Valley facility	Specialty Products and Solutions	77	Owned	Cotton Valley, Louisiana
Burnham terminal	Specialty Products and Solutions	11	Owned	Burnham, Illinois
Karns City facility	Specialty Products and Solutions	225	Owned	Karns City, Pennsylvania
Dickinson facility	Specialty Products and Solutions	28	Owned	Dickinson, Texas
Missouri facility	Specialty Products and Solutions	22	Owned	Louisiana, Missouri
Calumet Packaging facility	Performance Brands	10	Leased	Shreveport, Louisiana
Royal Purple facility	Performance Brands	20	Owned	Porter, Texas
(1)	Montana Renewables LLC, an unrestricted subsidiary of the Company, leases certain property from the Company.

In addition to the items listed above, we lease or own a number of storage tanks, railcars, warehouses, equipment, land, crude oil loading facilities and precious metals.

Intellectual Property

Our patents relating to our refining operations are not material to us as a whole. Our patents include composition patents that are integral to certain products in the Specialty Products and Solutions segment. We own, have registered or have applied for registration of a variety of tradenames, service marks and trademarks for use in our business. The trademarks, tradenames and design marks under which we conduct our branded business (including Penreco, Orchex, Royal Purple, Bel-Ray and TruFuel) and other trademarks employed in the marketing of our products are integral to our marketing operations. We also license intellectual property rights from third parties. We are not aware of any facts as of the date of this filing which would negatively impact our continuing use of intellectual property or our licensed intellectual property.

Office Facilities

In addition to our principal properties discussed above, as of December 31, 2024, we were a party to a number of cancelable and noncancelable leases for certain properties, including our corporate headquarters in Indianapolis, Indiana. The corporate headquarters lease is for 52,683 square feet of office space. The lease term expires in July 2035. Please read Note 4 — “Leases” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” of this Annual Report for additional information regarding our leases.

While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future and that additional facilities will be available on commercially reasonable terms as needed.

Human Capital Management

We believe that our employees are significant contributors to our success and the future success of our Company, which depends on our ability to attract, retain and motivate qualified personnel. The skills, experience and industry knowledge of key employees significantly benefit our operations and performance.

As of February 28, 2025, the Company employed approximately 1,620 people who provide direct support to our operations. Of these employees, approximately 623 are covered by collective bargaining agreements.

Employees at the following locations are covered by the following separate collective bargaining agreements:

Facility	Union	Expiration Date
Cotton Valley	International Union of Operating Engineers	November 19, 2026
Princeton	International Union of Operating Engineers	August 20, 2028
Dickinson	International Union of Operating Engineers	December 12, 2028
Shreveport	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union	April 30, 2026
Missouri	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union	April 30, 2025
Karns City	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union	January 31, 2027
Great Falls	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union	July 31, 2026

None of the employees at the Calumet Packaging facility, the Royal Purple facility or at the Burnham terminal are covered by collective bargaining agreements. We consider our employee relations to generally be good, with no history of work stoppages.

Compensation and Benefits

We have demonstrated a history of investing in our workforce by offering competitive salaries, fair wages and comprehensive benefits. To foster a stronger sense of ownership and align the interests of our personnel with stockholders, we provide short-term and long-term incentive programs that include short-term cash bonus awards under our Cash Incentive Plan and restricted stock unit awards under our Long-Term Incentive Plan. Awards under these incentive programs are subject to individual and company performance factors. Furthermore, we offer comprehensive benefits to our full-time employees working 30 hours or more per week, including long-term disability coverage, comprehensive health insurance, including vision and dental, employee Health Savings Accounts, including contributions to these accounts by us, competitive paid time off and sick leave programs, and student loan repayment matching opportunities. In addition, we provide a 401(k) retirement savings plan to assist our eligible employees in saving for their retirement. To be an employer of choice and maintain the strength of our workforce, we consistently assess the current business environment and labor market to refine our compensation and benefits programs and other resources available to our personnel.

Workforce Health and Safety

The safety of our employees is a core tenet of our values, and our safety goal is zero incidents and zero injuries. A strong safety culture reduces risk, enhances productivity and builds a strong reputation in the communities in which we operate. We have earned a reputation as a safe and an environmentally responsible operator through continuous improvement in our safety performance. This makes us more attractive for current and new employees.

We invest in safety training and coaching, promote risk assessments and encourage visible safety leadership. Employees are empowered and expected to stop or refuse to perform a job if it is not safe or cannot be performed safely. We sponsor emergency preparedness programs, conduct regular audits to assess our performance and celebrate our successes in which we acknowledge employees and contractors alike who have exhibited strong safety leadership during the course of the year. These many efforts combine to create a culture of safety throughout the company and provide a positive influence on our contractor community.

Inclusion and Workplace Culture

We are committed to maintaining a culture where inclusion and belonging are core philosophies across our operations, including, but not limited to, our decisions around recruitment, promotion, transfer, leaves of absence, compensation, opportunities for career support and advancement, job performance and other relevant job-related criteria. We embrace an approach to hiring and advancement that considers the value of diversity, and we are also committed to making opportunities for development and progress available to all employees so their talents can be fully developed to maximize our and their success. We believe that creating an environment that cultivates a sense of belonging requires encouraging employees to continue to educate themselves about each other’s experiences, and we strive to promote the respect and dignity of all persons. We also believe it is important that we foster education, communication and understanding about inclusion and belonging.

Address, Internet Website and Availability of Public Filings

Our principal executive offices are located at 1060 N Capitol Ave., Suite 6-401, Indianapolis, Indiana, 46204 and our telephone number is (317) 328-5660. Our website is located at www.calumet.com.

Our Securities and Exchange Commission (“SEC”) filings are available on our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We make available, free of charge on our website, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These documents are located on our website at www.calumet.com by selecting the “Investor Relations” link, and then selecting the “Financial Reporting” link and then selecting the “SEC Filings” link. We also make available, free of charge on our website, our charters for the Audit Committee, Compensation Committee, Nominating and Governance Committee, Risk Committee, and Strategy and Growth Committee, and our Code of Business Conduct and Ethics. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of the Code of Business Conduct and Ethics applicable to our executive officers and directors by posting such information on our website. These documents are located on our website at www.calumet.com by selecting the “Investor Relations” link, then selecting the “Governance” link, and then selecting “Governance Documents.” All reports and documents filed with the SEC are also available via the SEC’s website, www.sec.gov.

The above information is available to anyone who requests it and is free of charge either in print from our website or upon request by contacting Investor Relations using the contact information listed above. Information on our website is not incorporated into this Annual Report or our other securities filings and is not a part of them.

Item 1A. Risk Factors

An investment in our common stock involves a significant degree of risk. Before you invest in our common stock, you should carefully consider the risk factors discussed or referenced below. If any of the risks discussed below were actually to occur, our business, financial position or results of operations could be materially adversely affected.

Risks Related to our Business

Results of Operations and Financial Condition

Our business depends on supply and demand fundamentals, which can be adversely affected by numerous macroeconomic factors outside of our control and which may in turn impact our operational and financial performance, including our ability to execute our business strategies in the expected time frame.

Such macroeconomic factors include:

●	reduction in the demand for, and the marketability of, our specialty products due to governmental regulations;
●	increased volatility in product margins;
●	the ability or willingness of our suppliers to provide raw materials, equipment, services or supplies for our operations or otherwise fulfill their contractual obligations, which could reduce our production levels or otherwise impact our ability to deliver refined or finished lubricant products timely or at all;
●	the ability or willingness of our customers to fulfill their contractual obligations or any material reduction in, or loss of, orders or revenue from our customers;
●	occurrence of operational hazards, including terrorism, cyberattacks or domestic vandalism, as well as information system failures or communication network disruptions;
●	increased cost and reduced availability of capital for growth or maintenance expenditures;
●	availability and operability of terminals, tankage and pipelines that store and transport our feedstocks and products;
●	the amount of our borrowing base under our revolving credit facility and our ability to issue letters of credit or the requirement that we post substantial amounts of credit support;
●	the impairment of our long-lived assets or goodwill, which could reduce our earnings;
●	the impact of any economic downturn, recession, inflationary pressures, increases in interest rates or other disruptions of the U.S. and global economies and financial and commodity markets; and
●	political tensions, conflicts and war, such as the ongoing conflicts in Ukraine and the Middle East.

Our business has exposure to some commodities which are volatile, and a reduction in our margins will adversely affect the amount of cash we will have available to operate our business and for payments of our debt obligations.

In many cases, specialty products are produced from intermediates that ultimately originate from crude oil. Typically, we enjoy a cost advantage from processing crude oil into intermediates that are used as specialty feedstocks. This process also creates fuels and other by-products, which carry a margin to crude prices. Typically, the total margin of fuels and other by-products to crude oil is a positive, but in extreme demand scenarios this cost advantage can turn into a short-term disadvantage. When the margin between product sales prices and feedstock costs tightens, our earnings, profitability and cash flows are negatively impacted.

A widely used benchmark to track margins in the fuel products industry is the Gulf Coast 2/1/1 crack spread (“Gulf Coast crack spread”), which represents the gross margin assuming that two barrels of a benchmark crude oil are converted, or cracked, into one barrel of gasoline and one barrel of diesel. The Gulf Coast 2/1/1 crack spread ranged from a high of

$31.42 per barrel to a low of $9.45 per barrel during 2024 and averaged $17.02 per barrel during 2024 compared to an average of $31.64 in 2023.

Our actual fuels product margins may vary from the Gulf Coast crack spread due to the actual crude oil used and products produced, transportation costs, regional differences, and the timing of the purchase of the feedstock and sale of the refined products, but we use the Gulf Coast crack spread as an indicator of the volatility and general levels of fuels refining margins.

Our specialty product margins are influenced by the price of our feedstocks, many of which are commodities. If feedstock prices increase, our margins would fall unless we are able to pass through these price increases to our customers. For example, during fiscal year 2022, higher material and feedstock costs adversely impacted our margins for our Performance Brands segment.

Our hedging activities may not be effective in reducing our exposure to commodity price risk and may reduce our earnings, profitability and cash flows.

From time to time, we utilize derivative financial instruments related to the future price of crude oil, natural gas and refined products to manage expected outcomes involving commodity price risk. We typically do not enter into derivative financial instruments to reduce our exposure to prices of the specialty products we sell as there is no established derivative market for such products.

We limit our derivative transactions to only a portion of the volume of our expected purchase and sales requirements and, as a result, we will continue to have direct commodity price exposure to the unhedged portion of our expected purchase and sales requirements. Thus, we could be exposed to significant increases in commodity prices, which would increase the cost for a portion of our feedstock purchases.

Our actual future purchase and sales requirements may be significantly higher or lower than we estimate at the time we enter into derivative transactions for such period. If the actual amount is higher than we estimate, we will have greater commodity price exposure than we intended. If the actual amount is lower than the amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flow from our sale or purchase of the underlying physical commodity, which may result in a substantial diminution of our liquidity. As a result, our hedging activities may not be as effective as we intend in reducing our exposure to price risk. In addition, our hedging activities are subject to the risks that a counterparty may not perform its obligations under the applicable derivative instrument, the terms of the derivative instruments are imperfect, and our risk management policies and procedures are not properly followed. It is possible that the steps we take to monitor our derivative financial instruments may not detect and prevent violations of our risk management policies and procedures, particularly if deception or other intentional misconduct is involved.

Decreases in the price of inventory and products may lead to a reduction in the borrowing base under our revolving credit facility and our ability to issue letters of credit or the requirement that we post substantial amounts of cash collateral for derivative instruments, which could adversely affect our liquidity, financial condition and our ability to make payments on our debt obligations.

We rely on borrowings and letters of credit under our revolving credit facility to purchase feedstocks for our facilities, and to lease certain precious metals for use in our operations. The borrowing base under our revolving credit facility is determined weekly or monthly depending upon availability levels or the existence of a default or event of default. Reductions in the value of our inventories as a result of lower crude oil prices could result in a reduction in our borrowing base, which would reduce the amount of financial resources available to meet our operating requirements. If, under certain circumstances, our available capacity under our revolving credit facility falls below certain threshold amounts, or a default or event of default exists, then our cash balances in a dominion account established with the administrative agent will be applied on a daily basis to our outstanding obligations under our revolving credit facility. In addition, decreases in the price of crude oil or increases in crack spreads may require us to post substantial amounts of cash collateral to our hedging counterparties in order to maintain our derivative instruments. If, due to our financial condition or other reasons, the borrowing base under our revolving credit facility decreases, we are limited in our ability to issue letters of credit or we are required to post substantial amounts of cash collateral to our hedging counterparties, our liquidity, financial condition and our ability to make payments on our debt obligations could be materially and adversely affected. Please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Credit Facilities” for additional information.

We depend on certain third-party pipelines for transportation of feedstocks and products, and if these pipelines become unavailable to us, our revenues and cash available for payment of our debt obligations could decline.

Our Shreveport facility is interconnected to a pipeline that supplies a portion of its crude oil and a pipeline that ships a portion of its refined fuel products to customers, such as pipelines operated by subsidiaries of Enterprise Products Partners L.P. and Plains. Our Great Falls facility receives crude oil through the Front Range pipeline system via the Bow River Pipeline in Canada. Since we do not own or operate any of these pipelines, their continuing operation is not within our control.

The unavailability of any of these third-party pipelines for the transportation of crude oil or our refined fuel products, because of acts of God, accidents, earthquakes or hurricanes, government regulation, terrorism or other third-party events, could lead to disputes or litigation with certain of our suppliers or a decline in our sales, net income and cash available for payments of our debt obligations.

The price volatility of utility services may result in decreases in our earnings, profitability and cash flows.

The volatility in costs of natural gas and other utility services, principally electricity, used by our facilities and other operations affect our net income and cash flows. Natural gas and utility prices are affected by factors outside of our control, such as supply and demand in both local and regional markets. Natural gas prices have historically been volatile.

For example, daily prices for natural gas as reported on the NYMEX ranged between $3.95 and $1.58 per million British thermal unit (“MMBtu”) in 2024, and between $4.17 and $1.99 per MMBtu in 2023. Typically, electricity prices fluctuate with natural gas prices. Future increases in natural gas and utility prices may have a material adverse effect on our results of operations. However, international natural gas prices have been more volatile, and more expensive, than domestic prices, which can provide a competitive advantage to domestic plants. This dynamic means that market product prices may increase more than our utility costs, creating higher margins when natural gas and utility costs increase less than international competitors’ utility prices. Natural gas and utility costs constituted approximately 10.3% and 15.4% of our total operating expenses included in cost of sales for the years ended December 31, 2024 and 2023, respectively. As prices and industry competitive dynamics change, it could adversely affect our profitability and the amount of cash available for payments of our debt obligations.

Our facilities incur operating hazards, and the potential limits on insurance coverage could expose us to potentially significant liability costs.

Our facilities are subject to certain operating hazards, and our cash flow from those operations could decline if any of our facilities experience a major accident, pipeline rupture or spill, explosion or fire, is damaged by severe weather or other natural disaster, or otherwise is forced to curtail its operations or shut down. These operating hazards could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage. One or more of these developments may result in significant curtailment or suspension of our related operations.

Although we maintain insurance policies, including personal and property damage and business interruption insurance for each of our facilities, we cannot ensure that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or significant interruption of operations. Our business interruption insurance will not apply unless a business interruption exceeds 60 days. Furthermore, we may be unable to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased and could escalate further. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. In addition, we are not fully insured against all risks incident to our business because certain risks are not fully insurable, coverage is unavailable, or premium costs, in our judgment, do not justify such expenditures. For example, we are not insured for all environmental liabilities, including, but not limited to, product spills and other releases at all of our facilities. If we were to incur a significant liability for which we are not insured or fully insured, it could affect our financial condition and diminish our ability to make payments of our debt obligations.

Downtime for maintenance at our refineries and facilities will reduce our revenues and could limit our ability to make payments of our debt obligations.

Our facilities consist of many processing units, a number of which have been in operation for extended periods of time. One or more of the units have in the past required, and may in the future require, additional unscheduled downtime for unanticipated maintenance or repairs that are more frequent than our scheduled turnaround for each unit every one to five years. Scheduled and unscheduled maintenance reduce our revenues and increase our operating expenses during the period of time that our processing units are not operating and could limit our ability to make payments of our debt obligations.

An impairment of our long-lived assets or goodwill could reduce our earnings or negatively impact our financial condition and results of operations.

We continually monitor our business, the business environment and the performance of our operations to determine if an event has occurred that indicates that a long-lived asset or goodwill may be impaired. If an event occurs, which is a determination that involves judgment, we may be required to utilize cash flow projections to assess our ability to recover the carrying value based on the ability to generate future cash flows. Our long-lived assets and goodwill impairment analyses are sensitive to changes in key assumptions used in our analysis, such as expected future cash flows, the degree of volatility in equity and debt markets and our stock price. If the assumptions used in our analysis are not realized, it is possible a material impairment charge may need to be recorded in the future.

We cannot accurately predict the amount and timing of any impairment of long-lived assets or goodwill. Further, as we continue to develop our strategy regarding certain of our non-core assets, we will need to continue to evaluate the carrying value of those assets. Any additional impairment charges that we may take in the future could be material to our results of operations and financial condition.

Competition in our industry is intense, and an increase in competition in the markets in which we sell our products could adversely affect our earnings and profitability.

We compete with a broad range of companies within our industry. Because of some of our competitors’ geographic diversity, larger and more complex refineries, integrated operations and greater resources, some of our competitors may be better able to withstand volatile market conditions, to obtain crude oil in time of shortage and to bear the economic risks inherent in all areas of the refining industry.

In addition, we compete with other industries that provide alternative means to satisfy the energy and fuel requirements of our industrial, commercial and individual consumers. The more successful these alternatives become as a result of governmental regulations, technological advances, consumer demand, improved pricing or otherwise, the greater the impact on pricing and demand for our products and our profitability. There are presently significant governmental and consumer pressures to increase the use of alternative fuels in the United States. While in some areas of our business these pressures are helpful, in other areas they can pose a significant risk.

We depend on unionized labor for the operation of many of our facilities. Any work stoppages or labor disturbances at these facilities could disrupt our business and negatively impact our financial condition and results of operations.

Substantially all of our operating personnel at our Shreveport, Great Falls, Princeton, Cotton Valley, Karns City, Dickinson and Missouri facilities are employed under collective bargaining agreements. If we are unable to renegotiate these agreements as they expire, any work stoppages or other labor disturbances at these facilities could have an adverse effect on our business and impact our ability to make payments of our debt obligations. In addition, employees who are not currently represented by labor unions may seek union representation in the future, and any renegotiation of current collective bargaining agreements may result in terms that are less favorable to us. Furthermore, our actions or responses to any such negotiations, labor disputes, strikes or work stoppages could negatively impact how we are perceived and the impact on our reputation could have adverse effects on our business.

Our method of valuing inventory may result in decreases in net income.

The nature of our business requires us to maintain substantial quantities of inventories. Some of our inventory is commodity based, providing us little control over the changing market value of these inventories. Because our inventory is valued at the lower of cost or market (“LCM”) value, if the market value of our inventory were to decline to an amount less than our cost, we would record a write-down of inventory and a non-cash charge to cost of sales. In periods of decreasing crude oil or refined product prices, our inventory valuation methodology has resulted in and may in the future result in decreases in net income.

We depend on key personnel for the success of our business and the loss of those persons could adversely affect our business and our ability to make payments of our debt obligations.

The loss of the services of any member of senior management or key employee could have an adverse effect on our business and reduce our ability to make payments of our debt obligations. Our success in hiring, attracting and retaining senior management and other experienced and highly skilled employees will depend in part on our ability to provide competitive compensation packages and a high-quality work environment and maintain a desirable corporate culture. We may not be able to locate or employ on acceptable terms qualified replacements for senior management or other key employees if their services were no longer available. We do not maintain any key-man life insurance.

We are subject to cybersecurity risks and other cyber incidents resulting in disruption.

Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. We depend on information technology systems to run our business. In addition, our use of the internet, cloud services and other public networks, exposes our business and that of other third parties with whom we do business to cybersecurity threats. Geopolitical tensions or conflicts, such as ongoing conflict in Ukraine and the Middle East, may further heighten the risk of cybersecurity incidents. Such incidents could lead to unauthorized access to data and systems, intentional or inadvertent releases of confidential information, including personally identifiable information, corruption of data and disruption of critical systems and operations. Despite the security measures we have in place and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, ransomware attacks, phishing attacks, inadvertent data disclosures, programming errors, human errors or malfeasance, acts of vandalism or other events. Moreover, these threats are constantly evolving, thereby making it more difficult to successfully defend against them or to implement adequate preventive measures. We may not have the current capability to detect certain vulnerabilities, or may not detect them in a timely manner, which may allow those vulnerabilities to persist in our systems over long periods of time. During 2021, we experienced a minor cybersecurity incident at one of our operating locations, which was effectively contained. Any disruption of our systems or cybersecurity incident or event resulting in the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability or regulatory fines, penalties or intervention, disrupt our business, require us to incur significant costs to remediate damage resulting from the incident or improve our information technology systems, or otherwise affect our results of operations, which could materially and adversely affect our business, results of operations or financial condition. In addition, as cybersecurity incidents continue to evolve in magnitude and sophistication, and our reliance on digital technologies continues to grow, we have expended and expect to continue to expend additional resources in order to continue to enhance our cybersecurity measures and to investigate and remediate any digital systems, related infrastructure, technologies and network security vulnerabilities. While we carry cyber insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.

We are also subject to an evolving landscape of laws and regulations in a range of jurisdictions governing the handling of information and the operation of information systems, including those relating to privacy, cybersecurity and data protection. Costs associated with compliance with these laws and regulations may increase over time and failure to comply with these obligations could result in investigations, litigation, fines, penalties, judgments or other proceedings which could have a material impact on our financial results.

AI presents risks and challenges that can impact our business.

Artificial intelligence (“AI”) presents risks and challenges that could impact our business, including breaches of privacy or security incidents related to the use of AI. We are integrating AI tools into our systems, and our third-party service providers as well as our competitors may also develop or use such tools. AI may become more important to our operations or to our future growth over time. There can be no assurance that we will realize the desired or anticipated benefits, or any benefits, and we may not properly implement such technology. In addition, we or our AI service providers may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection, compliance, and transparency, among others, which could inhibit our or our service providers’ ability to maintain an adequate level of functionality or service. Our service providers may also incorporate AI into their services without disclosing such use to us, or fail to disclose risks presented by their use of AI. There is a risk that AI tools used by us or by our service providers could produce inaccurate or unexpected results or behaviors that could harm our business, customers or reputation. Our competitors or other third parties may incorporate AI in their business operations more quickly or more successfully than we do, which may negatively impact our ability to compete effectively.  Additionally, the complex and rapidly evolving landscape around AI may expose us to claims, inquiries, demands and proceedings by private parties and regulatory authorities and subject us to legal liability as well as reputational harm. New laws and regulations are being adopted in various jurisdictions globally, including in the United States, and existing laws and regulations may be interpreted in ways that would affect our business operations and the way in which we use AI. Any of these outcomes could impair our ability to compete effectively, damage our reputation, result in the loss of our or our customers’ property or information and/or materially adversely affect our business, financial condition and results of operations.

Customers and Suppliers

Our arrangement with J. Aron exposes us to J. Aron-related credit and performance risk as well as potential refinancing risks.

In January 2024, the Partnership and J. Aron & Company (“J. Aron”) entered into a Monetization Master Agreement (the “Master Agreement”), a related Financing Agreement (the “Financing Agreement”) and Supply and Offtake Agreement (together with the Master Agreement and the Financing Agreement, the “Shreveport Supply and Offtake Agreement”). Pursuant to the Shreveport Supply and Offtake Agreement, J. Aron agreed to, among other things, purchase from the Company, or extend to the Company, financial accommodations secured by crude oil and finished products located at our Shreveport facility and from time to time, up to maximum volumes specified for crude oil and categories of finished products, subject to the Company’s repurchase obligations with respect thereto.

When we executed the Shreveport Supply and Offtake Agreement, the inventories associated with such agreement were taken out of our revolving credit facility borrowing base. Should an early termination event occur, pursuant to the terms of the Supply and Offtake Agreement, we would need to seek alternative sources of financing, such as putting the inventory associated with the Shreveport Supply and Offtake Agreement back into our revolving credit facility, to meet our obligation to repurchase the inventory at then current market prices. In addition, upon expiration of the Shreveport Supply and Offtake Agreement, the cost of repurchasing the inventory may be at higher prices than we sold the inventory. If the price of the applicable products is well above the price at which we sold the inventory, we would have to pay more for the inventory than the price we sold the inventory for. If this is the case at the time of termination and we are unable to include the inventory associated with the Shreveport Supply and Offtake Agreement in our borrowing base, we could suffer a significant reduction in liquidity if J. Aron terminates the Shreveport Supply and Offtake Agreement and we have to repurchase the inventories.

Indebtedness; Financing

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business.

We had approximately $2.1 billion of outstanding indebtedness as of December 31, 2024, including $441.8 million of indebtedness at MRL, an unrestricted subsidiary of the Company and for which the parent Company is not a guarantor. We have availability for borrowings of approximately $116.1 million under our senior secured revolving credit facility. We have the ability to incur additional debt, including the ability to borrow up to an aggregate principal amount of $650.0 million at any time, subject to borrowing base limitations, under our revolving credit facility. A tranche of the revolving credit facility includes a $50.0 million senior secured first loaned in and last to be repaid out (“FILO”) revolving credit facility. In addition, as of February 28, 2025, MRL had approximately $782 million of outstanding indebtedness under a loan guarantee agreement (the “DOE Facility”) with the U.S. Department of Energy (“DOE”) and MRL has the ability to draw additional tranches of up to $658 million from 2025 through the anticipated completion of this project in 2028. Calumet is not a guarantor of MRL indebtedness. Our substantial indebtedness could adversely affect our results of operations, business and financial condition, and our ability to meet our debt obligations. In addition, our level of indebtedness could have important consequences to us, including the following:

●	our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired, or such financing may not be available on favorable terms;
●	covenants contained in our existing and future credit and debt arrangements will require us to meet financial tests that may affect our flexibility in planning for and reacting to changes in our business, including possible acquisition opportunities;
●	we will need a substantial portion of our cash flow to make principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for operations, future business opportunities and payments of our debt obligations;
●	our ability to execute our acquisition and divestiture strategy; and
●	our debt level will make us more vulnerable than our competitors with less debt to competitive pressures or a downturn in our business or the economy in general.

Any of these factors could result in a material adverse effect on our business, financial conditions, results of operations, business prospects and ability to satisfy our obligations under our senior notes, revolving credit facility and the DOE Facility.

Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing or delaying our business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to effect any of these remedies on satisfactory terms, or at all. Please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Credit Facilities” for additional information regarding our indebtedness.

Our financing arrangements contain operating and financial provisions that restrict our business and financing activities.

The operating and financial restrictions and covenants in our financing arrangements, including our revolving credit facility, DOE Facility, indentures governing each series of our outstanding senior notes and master derivative contracts, do currently restrict, and any future financing agreements could restrict, our ability to finance future operations or capital needs or to engage, expand or pursue our business activities, including restrictions on our ability to, among other things:

●	sell assets, including equity interests in our subsidiaries;
●	redeem or repurchase any subordinated debt and, in the case of the 9.25% Senior Secured First Lien Notes due 2029 (the “2029 Secured Notes”), our unsecured notes;
●	incur or guarantee additional indebtedness or issue preferred stock;
●	create or incur certain liens;
●	make certain acquisitions and investments;
●	redeem or repay other debt or make other restricted payments;
●	enter into transactions with affiliates;
●	enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us;
●	create unrestricted subsidiaries;
●	enter into sale and leaseback transactions;
●	enter into a merger, consolidation or transfer or sale of assets, including equity interests in our subsidiaries; and
●	engage in certain business activities.

Our revolving credit facility also contains a springing financial covenant which provides that only if our availability to borrow loans under the revolving credit facility falls below the sum of (a) the greater of (i) (x) 15% of the borrowing base then in effect at any time that the refinery asset borrowing base component is greater than $0 and (y) 10% of the borrowing base then in effect at any time that the refinery asset borrowing base component is equal to $0 and (ii) $45.0 million (which amount is subject to certain increases) plus (b) the amount of FILO Loans (as defined in the Credit Agreement) outstanding, then we will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.0 to 1.0. As of December 31, 2024, the Company was in compliance with all covenants under the revolving credit facility.

Our existing indebtedness imposes, and any future indebtedness may impose, a number of covenants on us regarding collateral maintenance and insurance maintenance. As a result of these covenants and restrictions, we will be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.

Our ability to comply with the covenants and restrictions in our revolving credit facility, the DOE Facility, our secured hedge agreements and the indentures governing our senior notes may be affected by events beyond our control.

If market or other economic conditions deteriorate, our ability to comply with these covenants and restrictions may be impaired. A failure to comply with the covenants, ratios or tests in our revolving credit facility, the DOE Facility, our secured hedge agreements, the indentures governing our senior notes or any future indebtedness could result in an event of default under our revolving credit facility, our secured hedge agreements, the indentures governing our senior notes or our future indebtedness, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. Among other things, in the event of any default on our indebtedness, our debt holders and lenders:

●	will not be required to lend any additional amounts to us;
●	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;
●	could elect to require that all obligations accrue interest at the default rate, if such rate has not already been imposed;
●	may have the ability to require us to apply all of our available cash to repay these borrowings;
●	may prevent us from making debt service payments under our other agreements, any of which could result in an event of default under our notes; or
●	in the event of a default by us or our restricted subsidiaries, could foreclose on the collateral pledged pursuant to the terms of the revolving credit facility or the indenture and security documents governing the 2029 Secured Notes, respectively.

If our existing indebtedness were to be accelerated, there can be no assurance that we would have, or be able to obtain, sufficient funds to repay such indebtedness in full. Even if new financing were available, it may be on terms that are less attractive to us than our then existing credit facility or it may not be on terms that are acceptable to us. In addition, our obligations under our revolving credit facility are secured by a first priority lien on our accounts receivable, inventory and substantially all of our cash; our obligations under our secured hedge agreements and the BP Purchase Agreement are secured by a lien on certain of our real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the forgoing (including proceeds of hedge agreements); and the 2029 Secured Notes are secured by a first-priority lien on all of the fixed assets that secure our obligations under our secured hedge agreements, and if we are unable to repay our indebtedness under the revolving credit facility, the 2029 Secured Notes or satisfy the payment obligations under our secured hedge agreements or the payment obligations under the BP Purchase Agreement or obtain waivers of such defaults, then the lenders under our revolving credit facility, the counterparties to such agreements, and the holders of the 2029 Secured Notes could seek to foreclose on these assets. Please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Credit Facilities,” “— Short-Term Liquidity,” “— Long-Term Financing” and “— Master Derivative Contracts and Collateral Trust Agreement” for additional information regarding our long-term debt.

An increase in interest rates will cause our debt service obligations to increase.

Borrowings under our revolving credit facility bears interest at a rate based on the daily Secured Overnight Financing Rate (“SOFR”). As of December 31, 2024, we had $286.6 million outstanding borrowings under our revolving credit facility and $45.4 million in standby letters of credit were issued under our revolving credit facility. The foregoing interest rates are subject to adjustment based on fluctuations in daily SOFR or the prime rate, as applicable. An increase in the interest rates associated with our floating-rate debt would increase our debt service costs and affect our results of operations. In addition, an increase in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing.

A change of control could result in us facing substantial repayment obligations under our revolving credit facility, our senior notes, our secured hedge agreements, and our Supply and Offtake Agreement.

There is no restriction in our amended and restated certificate of incorporation or bylaws on the ability of us to enter into a transaction which would trigger the change of control provisions of our revolving credit facility agreement, the indentures governing our senior notes, our Collateral Trust Agreement, and our Supply and Offtake Agreement. Certain

events relating to a change of control of us and our operating subsidiaries would constitute an event of default under our revolving credit facility, our Collateral Trust Agreement and our Supply and Offtake Agreement. In addition, an event of default under our revolving credit facility would likely constitute an event of default under the indentures governing our senior notes, our master derivatives contracts and the BP Purchase Agreement. As a result, upon a change of control event, we may be required to immediately repay the outstanding principal, any accrued interest on and any other amounts owed by us under our revolving credit facility, the senior notes and the Supply and Offtake Agreement and the outstanding payment obligations under our master derivatives contracts and the BP Purchase Agreement. The source of funds for these repayments would be our available cash or cash generated from other sources and there can be no assurance that we would have, or be able to obtain, sufficient funds to repay such indebtedness and other payment obligations in full.

In addition, our obligations under our revolving credit facility are secured by a first-priority lien on our accounts receivable, inventory and substantially all of our cash; our 2029 Secured Notes are secured by a first-priority lien on all of the fixed assets that secure our obligations under our secured hedge agreements; and our obligations under our master derivatives contracts and the BP Purchase Agreement are secured by a first-priority lien on our and our subsidiaries’ real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the forgoing (including proceeds of hedge agreements). If we are unable to repay our indebtedness under the revolving credit facility, the 2029 Secured Notes, or satisfy the payment obligations under our master derivative contracts or the payment obligations under the BP Purchase Agreement or obtain waivers of such defaults, then the lenders under our revolving credit facility, the holders of our 2029 Secured Notes, the derivative counterparties under our master derivative contracts and BP, respectively, would have the right to foreclose on those assets, which would have a material adverse effect on us.

Capital Projects and Future Growth

We make capital expenditures in our facilities to maintain their reliability and efficiency. If we are unable to complete capital projects at their expected costs and/or in a timely manner, or if the market conditions assumed in our project economics deteriorate, results of operations or cash flows could be adversely affected.

Delays or cost increases related to the engineering, procurement and construction of new facilities, expansions (such as the MaxSAFTM project), or improvements and repairs to our existing facilities and equipment, could have a material adverse effect on our business, financial condition, results of operations or our ability to make payments on our debt obligations. Such delays or cost increases may arise as a result of unpredictable factors in the marketplace, many of which are beyond our control, including:

●	denial or delay in obtaining regulatory approvals and/or permits;
●	changes in government regulations, including environmental and safety regulations;
●	unplanned increases in the cost of equipment, materials or labor;
●	disruptions in transportation of equipment and materials;
●	severe adverse weather conditions, natural disasters or other events (such as equipment malfunctions, explosions, fires or spills) affecting our facilities, or those of our vendors and suppliers;
●	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;
●	market-related increases in a project’s debt or equity financing costs; and/or
●	nonperformance or declarations of force majeure by, or disputes with, our vendors, suppliers, contractors or sub-contractors.

Equipment, even if properly maintained, may require significant capital expenditures and expenses to keep it operating at optimum efficiency.

Any one or more of these occurrences noted above could have a significant impact on our business or subject us to significant cost overruns. If we were unable to make up the delays or to recover the related costs, or if market conditions change, we may not realize the anticipated benefits of our capital projects and it could materially and adversely affect our financial position, results of operations or cash flows and, as a result, our ability to make payments of our debt obligations.

From time to time, we may seek to divest portions of our business, which could materially affect our results of operations and result in disruption to other parts of the business.

We may dispose of portions of our current business or assets, based on a variety of factors and strategic considerations, consistent with our strategy of preserving liquidity and streamlining our business to better focus on the advancement of our core business. We expect that any potential divestitures of assets will also provide us with cash to reinvest in our business and repay indebtedness. These dispositions, together with any other future dispositions we make, may involve risks and uncertainties, including disruption to other parts of our business, potential loss of employees, customers or revenue, exposure to unanticipated liabilities or result in ongoing obligations and liabilities to us following any such divestiture. In addition, any such divestitures may not yield the targeted improvements in our business. Any of the foregoing could adversely affect our financial condition and results of operations or cash flows and, as a result, our ability to make payments of our debt obligations.

Environmental and Regulatory Matters

We may incur significant environmental remediation costs and liabilities in the operation of our refineries, facilities, terminals and related facilities.

The operation of our refineries, blending and packaging sites, terminals, and related facilities subject us to the risk of incurring significant environmental remediation costs and liabilities due to our handling of petroleum hydrocarbons and wastes or hazardous substances or wastes, because of air emissions and water discharges related to our operations and activities, and as a result of historical operations and waste disposal practices at our facilities or in connection with our activities, some of which may have been conducted by prior owners or operators. We could incur significant remedial costs in the cleanup of any petroleum hydrocarbons or wastes or hazardous substances or wastes that may have been released on, under or from the properties owned or operated by us. While we believe we have adequately reserved for these possibilities, such costs and liabilities are difficult to predict and could exceed the amount reserved.

Some environmental laws may impose joint and several, strict liability for releases of petroleum hydrocarbons and wastes or hazardous substances or wastes, which means in some situations, we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Private parties, including the owners of properties adjacent to our operations and facilities where our petroleum hydrocarbons or wastes or hazardous substances or wastes are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. We may not be able to recover some or any of these costs from insurance or other sources of indemnity. To the extent that the costs associated with meeting any or all of these requirements are significant and not adequately secured or indemnified for, there could be a material adverse effect on our business, financial condition and results of operations or cash flows and, as a result, our ability to make payments of our debt obligations.

We are subject to operational compliance with stringent environmental and occupational health and safety laws and regulations that may expose us to significant costs and liabilities.

Our refining, blending and packaging site, terminal and related facility operations are subject to stringent federal, regional, state and local laws and regulations governing worker health and safety, the discharge of materials into the environment and environmental protection. These laws and regulations impose legal requirements that are applicable to our operations, including the obligation to obtain permits to conduct regulated activities, the incurrence of significant capital expenditures for air pollution control equipment to limit or prevent releases of pollutants from our facilities, the expenditure of significant monies in the application of specific health and safety criteria addressing worker protection, the requirement to maintain information about hazardous materials used or produced in our operations and to provide this information to required parties, and the incurrence of significant costs and liabilities for pollution resulting from our operations or from those of prior owners or operators of our facilities. Numerous federal and state governmental authorities, such as the U.S. EPA, OSHA and the Louisiana Department of Environmental Quality (“LDEQ”), have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring challenging and costly actions. From time to time, we receive notices of violation, other enforcement proceedings and regulatory inquiries from governmental agencies alleging non-compliance with applicable environmental and occupational health and safety laws and regulations. Failure to comply with such laws and regulations as well as any issued permits and orders may result in the assessment of administrative, civil, and criminal sanctions, including monetary penalties, the imposition of remedial or corrective action obligations or the incurrence of capital expenditures, the occurrence of delays or cancellations in the permitting, development or expansion of projects, litigation, and the issuance of injunctions limiting or preventing some or all of our operations.

New worker safety and environmental laws and regulations, revised interpretations of such existing laws and regulations, increased governmental enforcement or other developments could require us to make additional, unforeseen expenditures. The adoption of more stringent environmental laws or regulations could impact us by requiring installation of new emission controls on some of our equipment, resulting in longer permitting timelines, and significantly increasing our capital expenditures and operating costs, which could adversely impact our business, cash flows and results of operation. Please read Items 1 and 2 “Business and Properties — Environmental and Occupational Health and Safety Matters” for additional information.

The availability and cost of renewable identification numbers and results of litigation related to our SRE petitions could have a material adverse effect on our results of operations and financial condition and our ability to make payments on our debt obligations.

Under the RFS provisions of the Clean Air Act, the EPA sets or adjusts volume mandates for the percentages of four compliance categories—cellulosic biofuel, biomass-based diesel, advanced biofuel, and total renewable fuel—to be blended into gasoline and diesel produced or imported during each calendar year. Most recently, the EPA has established these volume mandates for RFS program years 2023, 2024 and 2025 under final rules published in June 2023. We, and other refiners subject to RFS requirements, may meet those requirements by blending the necessary volumes of renewable transportation fuels into our production. To the extent that refiners cannot blend renewable fuels in the quantities required, those refiners may purchase renewable credits, referred to as RINs, which are created by blending done by others.

Our Shreveport and Great Falls refineries produce transportation fuels subject to the RFS volume mandates. Our annual RINs Obligation, which includes RINs that are required to be secured through either our own blending or through the purchase of RINs in the open market, is approximately 65 million RINs across the four compliance categories. However, the EPA granted certain of our refineries the small refinery exemption (“SRE”) provided by the RFS in past years including, most recently, for the 2018 program year. Refineries that receive a SRE are not subject to the RFS renewable blending requirements for the corresponding calendar year. We have submitted SRE petitions for our Shreveport and Great Falls refineries for multiple program years, including 2018, 2019, 2020, 2021, 2022, 2023 and 2024. Refer to Note 2 — “Summary of Significant Accounting Policies” under Part II, Item 8 “Financial Statements — Notes to Consolidated Financial Statements” for additional information relating to the status of SRE petitions for specific compliance years.

We cannot predict the final outcome of these matters or whether they may result in increased RFS program compliance costs. Moreover, the price of RINs remains subject to extreme volatility, with the potential for significant increases in price driven by political decisions rather than fundamentals. There also continues to be a shortage of advanced biofuel production resulting in increased difficulties meeting the original RFS program mandates. Our refineries produce a higher ratio of diesel than national averages, and since ethanol cannot be blended into diesel we therefore have a more difficult “compliance pathway” than average. The inability to receive an exemption under the RFS program for one or more of our refineries; any increase in the final minimum volumes of renewable fuels that must be blended with refined petroleum fuels; and/or any increase in the cost to acquire RINs may, individually or in the aggregate, have the potential to result in significant costs in connection with RIN compliance, which costs could be material.

Refer to Note 2 — “Summary of Significant Accounting Policies” under Part II, Item 8 “Financial Statements — Notes to Consolidated Financial Statements” for further information. Our involvement in such litigation may strain our resources, increase our costs and distract management, even if we are successful at certain stages. As long as the final outcome of our SRE petitions remains uncertain, we expect to carry a RINs liability on our consolidated balance sheets and any changes to such liability will be recognized as a charge or credit to net income (loss). As a result of such charges, investors may have a negative outlook on our financial position regardless of the actual impact these charges have on our business.

Our and our customers’ operations are subject to risks arising out of the threat of climate change, including regulatory, political, litigation and financial risks, which could result in increased operating and capital costs for our customers and reduced demand for the products and services we provide.

The threat of climate change continues to attract considerable attention in the United States and foreign countries. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs as well as to eliminate such future emissions. As a result, our operations and potentially the operations of our customers are subject to a series of regulatory, political, physical, litigation and financial risks associated with the production and processing of fossil fuels and emissions of GHGs. Please see Items 1 and 2 “Business and Properties — Environmental and Occupational Health and Safety Matters” for more discussion on the threat of climate change and restriction of GHG emissions.

The adoption and implementation of any international, federal, regional or state executive actions, legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions or put a price on GHG emissions could result in increased compliance costs, additional operating restrictions or reduced demand for some of our services and products. Additionally, regulators in Europe and the U.S. have also focused efforts on increased disclosure related to climate change and mitigation efforts, which may significantly increase compliance burdens and associated regulatory costs and complexity. Further, increasing concentrations of GHGs in the Earth’s atmosphere may produce climatic changes that have significant physical effects, such as increased frequency and severity of storms, floods, wildfires and other climatic events. If any such effects were to occur, they could have an adverse effect on our operations or the operations of our suppliers and customers and result in more frequent and severe disruptions to our business and those of our suppliers and customers, increased costs to repair damaged facilities or maintain or resume operations, and increased insurance costs. Increasing attention to the risks of climate change has also resulted in an increased possibility of lawsuits or investigations brought by public and private entities against companies in the oil and natural gas sector in connection with their greenhouse gas emissions. While we do not produce oil or natural gas, if we were to be targeted by any such litigation or investigations, we may incur liability, which, to the extent that societal pressures or political or other factors are involved, could be imposed without regard to the causation of or contributions to the asserted damage, or to mitigating factors.

There are also increasing financial risks if stockholders and bondholders concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Additionally, the lending and investment practices of institutional lenders have been the subject of intensive lobbying efforts in recent years pressuring such lenders to not to provide funding for oil and natural gas producers. While we do not produce oil or natural gas, such developments could affect our cost and access to capital. Similarly, political, physical, financial and litigation risks may result in certain companies engaged in the oil and natural gas production business restricting, delaying or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing the ability to continue to operate in an economic manner, which also could reduce demand for our products and services.

The occurrence of one or more of these developments could have a material adverse effect on our business, financial condition, results of operations and cash flows. Moreover, the increased competitiveness of alternative energy sources (such as wind, solar, geothermal and tidal), as well as any regulatory or other incentives to conserve energy, could reduce demand for hydrocarbons and therefore for our products, which could lead to a reduction in our revenues and cash flow available for payments on our debt obligations. For example, the Inflation Reduction Act of 2022 contains tax inducements and other provisions that incentivize investment, development, and deployment of alternative energy sources and technologies.

We could incur substantial costs or disruptions in our business if we cannot obtain or maintain necessary permits and authorizations or otherwise comply with occupational, environmental and other laws and regulations.

Our operations require numerous permits and authorizations under various occupational, environmental and other laws and regulations. These authorizations and permits are subject to revocation, renewal or modification and can require operational changes to limit impacts or potential impacts on the environment and/or the health or safety of workers. New policy objectives and regulatory initiatives pursued under the Biden Administration as well as changes in leadership or priorities at the state level may result in more stringent conditions with respect to the acquisition of these authorizations and permits. Additionally, a violation of an authorization or permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions and/or facility shutdowns. Any or all of these matters could have a negative effect on our business, results of operations and cash flow available for payments on our debt obligations.

Subsidiaries

We have a holding company structure in which our subsidiaries conduct our operations and own our operating assets and our ability to make payments of our debt obligations depends on the performance of our subsidiaries and their ability to distribute funds to us.

We are a holding company, and our subsidiaries conduct all of our operations and own all of our operating assets. We have no significant assets other than the equity interests in our subsidiaries. As a result, our ability to make payments of debt obligations depends on the performance of our subsidiaries and their ability to distribute funds to us. The ability of our subsidiaries to make distributions to us is restricted by our revolving credit facility and the indentures governing our senior notes and may be restricted by, among other things, applicable state laws and other laws and regulations. If we are unable to obtain the funds necessary to make payments of debt obligations, we may be required to adopt one or more alternatives, such as a refinancing our indebtedness or incurring borrowings under our revolving credit facility. We cannot assure stockholders that we would be able to refinance our indebtedness or that the terms on which we could refinance our indebtedness would be favorable.

Risks Related to Montana Renewables

If there is not sufficient demand for renewable energy, if renewable energy markets do not develop or take longer to develop than we anticipate, or if we do not realize the expected SAF premium, we may be unable to achieve our investment objectives for MRL, which could have a material adverse impact on our results of operations and financial condition.

If demand for renewable energy fails to grow sufficiently, we may be unable to achieve our business objectives for MRL. Many factors will influence the widespread adoption of renewable energy and demand for renewable energy projects, including:

●	cost-effectiveness of renewable energy technologies as compared with conventional and competitive technologies;
●	performance and reliability of renewable energy products as compared with conventional and non-renewable products;
●	fluctuations in economic and market conditions that impact the viability of conventional and competitive alternative energy sources;
●	increases or decreases in the prices of oil, coal and natural gas; and
●	availability or effectiveness of government subsidies, incentives and mandates.

We also face the risks that SAF cannot generate the premium we currently expect, that a market for SAF does not evolve as expected and that alternate technologies supersede the expected demand for SAF. Any of these factors may preclude us from achieving our investment objectives for MRL and, by extension, could have a material adverse impact on our results of operations and financial condition.

Montana Renewables is subject to numerous operating risks, which could materially adversely impact our results of operations and financial conditions.

Montana Renewables was formed in 2021 and has a limited operating history, as Montana Renewables has only been distributing renewable fuels since December 2022. The Company is experienced in operating facilities, such as the Montana Renewables facility, and expects to continue to leverage the Company’s operating experience, as well as its experience in selling and distributing renewable fuels.

As with any facilities of similar size and nature, the operations of Montana Renewables could be affected by many factors, including start-up problems, the breakdown or failure of equipment or processes, the performance of Montana Renewables below expected levels of output or efficiency, renewable feedstock or utility supply disruptions, rail service disruptions, environmental proceedings or other litigation that compel cessation of all or a portion of the operations, cyber-security considerations, increased stringent environmental operating, storage and transportation regulations, and/or, labor disputes. Additionally, the operations of Montana Renewables could be affected by both natural or man-made catastrophic events beyond our control, such as fires, earthquakes, floods, severe storms, extreme temperatures, explosions, major accidents, armed conflict, hostilities, acts of terrorism, health emergencies, cyber and physical attacks and/or similar events.

The occurrence of such events could significantly reduce or eliminate revenues generated by Montana Renewables and significantly increase the expenses of Montana Renewables, thereby jeopardizing the ability of Montana Renewables to generate revenues sufficient to pay its outstanding debt obligations. While Montana Renewables Holdings LLC (“MRHL”) maintains insurance to protect against certain of these operating risks, the proceeds of such insurance may not be adequate to cover Montana Renewable’s lost revenues or increased costs. Under such circumstances, no assurance can be given concerning the ability of Montana Renewables to generate sufficient revenues to make timely payments of its debt obligations.

MRHL may also face civil liabilities or fines in the ordinary course of its business as a result of damages to third parties. These liabilities may result in MRHL making indemnification payments in accordance with applicable laws to the extent and in the amount that such indemnification payments are not covered by MRHL’s insurance policies.

MRHL may be unable to attract and retain qualified managers and skilled employees to operate Montana Renewables’ facilities efficiently which could adversely affect the operations, cash flows and liquidity of Montana Renewables. The renewable fuels business requires a highly specialized workforce, and accordingly, it can be difficult to find qualified and affordable personnel. Additionally, labor expenses may increase as a result of a shortage in the supply of skilled personnel and MRHL may be forced to incur significant training expenses if unable to hire employees with the requisite skills.

Substantially all operating personnel at Montana Renewables are employed under a collective bargaining agreement. If MRHL is unable to renegotiate this agreement as it expires, any work stoppages or other labor disturbances could have an adverse effect on the operations of Montana Renewables and MRHL’s ability to pay outstanding debt obligations.

During the start-up of operations or expansion of operations, new facilities like Montana Renewables could be susceptible to operational failures which may result in temporary maintenance shutdowns. Although the initial commissioning of the facility was successful, any significant curtailing of production at Montana Renewables may result in materially lower levels of revenues or cash flows and materially increased expenses for the duration of any downtime and may materially adversely impact our results of operations, financial conditions and ability to pay the principal of, redemption premium, if any, and/or interest on outstanding debt obligations.

Montana Renewables is subject to a number of statutes and regulations that could have an adverse effect on Montana Renewables’ operations.

We are required to comply with a number of statutes and regulations relating to the environment and the safety and health of our employees and the public during the operation of our Montana Renewables facility, such as: limits on noise emissions from the Montana Renewables facility; safety and health standards, practices and procedures applicable to the operation of the Montana Renewables facility; environmental protection requirements, including standards and limits relating to the discharge of pollutants and waste to the air, water and land; and employment, hiring and anti-discrimination requirements relating to the operation of the Montana Renewables facility.

Federal, state, and local laws and regulations protecting the environment require us to obtain permits and other authorizations to operate the Montana Renewables facility. Changes in such laws could materially and adversely affect our costs. Permits that have been obtained or will be obtained may be subject to challenge in public proceedings, including the filing of administrative or judicial appeals contesting the validity or the terms of the permits. If such permits are challenged, the operation of the Montana Renewables facility may be delayed or prohibited, and elements of our Montana Renewables facility may need to be removed, redesigned or replaced.

All permits and approvals issued by governmental agencies expire and must be renewed if the permitted activity is not complete. Renewals of operating permits require ongoing compliance and may result in new requirements being imposed by governmental agencies. There is no assurance that required renewals will be obtained when required to continue operation or that the Montana Renewables facility will be able to satisfy the requirements for renewal or continued operation. The inability to maintain required permits in force and effect, and their amendment, suspension or revocation would have adverse effects on the Montana Renewables facility’s operations and our financial performance.

A significant component of our product margin consists of a variety of government subsidies, incentives and mandates, and any changes in law that eliminate or reduce these subsidies, incentives and mandates would have a material adverse impact on our results of operations and financial condition.

As with many producers, our margins are supported by federal, state and provincial government programs that incentivize the production, blending and use of renewable and low-carbon fuels. While the general trend over time has been for these programs to expand both in number and scope, such continued growth is not guaranteed and is subject to potential changes in political and public support. For example, since the enactment of the U.S. blender’s tax credit (Section 40A of the IRC) in 2004 with specified sunset dates, there have been several occasions where the renewal and extension of the credit has been in doubt, only for it to be renewed and extended close to (and in some cases, after) expiration. Many factors affect political and public support, which cannot be fully evaluated or predicted at this time.

In addition, programs that enjoy political and public support may nonetheless evolve over time in ways that may limit opportunities for our renewable transportation fuel. For example, in September 2020, California Governor Gavin Newsom issued Executive Order N-79-20, establishing goals of 100% of new passenger vehicle sales in-state to be zero-emission by 2035, and all heavy-duty truck sales to be zero-emission by 2045. The order further directs the California Air Resources Board to develop regulations to achieve these goals. While the precise nature of future regulations cannot be predicted, it is possible that incentives for renewable fuel products may be scaled back or more stringent emission reduction standards may be adopted to facilitate the transition to zero-emission vehicles. These and similar initiatives reflect an ever evolving legal and regulatory landscape, which introduces uncertainty in evaluating future governmental support for our products.

Certain regulatory programs feature a periodic update process. The U.S. Renewable Fuel Standard program, for example, has historically required EPA to set RVOs each year, in light of volumes of four categories of renewable fuels established by Congress in the Clean Air Act. More recently, EPA promulgated regulations setting RVOs for a three-year period (2023, 2024 and 2025). The periodic update process featured in the RFS and similar programs nonetheless introduces a degree of uncertainty in demand for our products on a yearly basis.

Transactions between the Company and MRL present possible conflicts of interest that could have an adverse effect on the Company if they are not managed appropriately.

MRHL has no assets other than its equity interests in MRL. Several of the Company’s affiliates have been or are expected to be involved with the operation of Montana Renewables, including the sales and marketing of the renewable fuels produced by Montana Renewables. The support and experience of the Company’s affiliates are expected to be important to the success of Montana Renewables. However, no affiliates of the Company are obligated to make any payments with respect to outstanding debt obligations of MRHL or MRL and any such transactions between the Company and MRHL or MRL present possible conflicts of interest that could have an adverse effect on the Company if they are not managed appropriately.

Montana Renewables depends on the Company to provide MRL with services necessary to operate its business. If the Company were unable or unwilling to provide these services, it would result in a disruption in MRL’s business that could have an adverse effect on its financial position, financial results and cash flow.

MRL does not directly employ directors, officers or employees. Pursuant to the master services agreement (the “MSA”) with a wholly-owned subsidiary of the Company, all of MRL’s executive management personnel are employees of the Company, and MRL uses a significant number of the Company’s employees to operate the Montana Renewables facility and provide MRL with general and administrative services as well as services related to information technology, cybersecurity and data privacy. The failure of the Company to provide accurate and timely service may adversely impact MRL’s business operations. In addition, if the Company were to become unable or unwilling to provide such services, MRL would need to develop these services internally or arrange for the services from another service provider, which may not be possible and which could take time and cause MRL to experience significant interruptions or incur additional costs. Developing the capabilities internally or by retaining another service provider could have an adverse effect on MRL’s business, and the services, when developed or retained, may not be of the same quality as provided to us by the Company. For example, if MRL is not able to obtain adequate information technology and cybersecurity services, MRL may be at a higher risk for cyberattacks and other interruptions or failures. Additionally, if the MSA were to terminate, MRL would lose its key personnel.

Increases to the cost of transportation services or equipment related to our feedstock materials and renewable transportation fuels could materially and adversely affect our sales revenues and cost of operations.

We rely on railroad and trucking companies to transport renewable feedstock materials to the Montana Renewables facility, and to deliver renewable transportation fuels to our customers. These transportation services are subject to various hazards, including extreme weather conditions, floods, droughts, work stoppages, delays, accidents such as spills and derailments and other accidents and other operating hazards. Increasing climate risk may exacerbate weather conditions so as to materially affect the economics of traditional transportation methods. These transportation operations, equipment and services are also subject to environmental, safety, and regulatory oversight. Due to concerns related to accidents, local and national governments could implement new regulations affecting the transportation of our renewable feedstock materials or renewable transportation fuels. We may be unable to ship the renewable transportation fuels or obtain renewable feedstock materials as a result of these transportation companies’ failure to operate properly, or if new and more stringent regulatory requirements are implemented affecting transportation operations or equipment. If there are significant increases in the cost of such transportation services or equipment, or changes in such costs relative to transportation costs incurred by competitors, our sales revenues and/or cost of operations could be materially and adversely affected.

Montana Renewable’s operations are dependent on the use of intellectual property licensed to MRL by third parties, and if MRL fails to comply with our obligations under such license agreements, we may be required to pay damages, and we could lose license rights that are critical to our business.

Montana Renewable’s operations are dependent upon the use of intellectual property licensed to us by third parties, and in the future, MRL may enter into additional agreements for certain other intellectual property or technologies. If MRL fails to comply with terms of its license agreements related to such intellectual property or other technologies, the applicable licensor may have the right to terminate its license or MRL may be required to pay damages. Termination by the licensor may cause MRL to lose valuable rights and could prevent MRL from operating the Montana Renewables facility or otherwise operating its business. Our business may suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed intellectual property rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. In addition, our rights to the licensed intellectual property are licensed to us on a non-exclusive basis. The owners of these non-exclusively licensed technologies are therefore free to license them to third parties, including our competitors, on terms that may be superior to those offered to us, which could place us at a competitive disadvantage. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing, misappropriating or otherwise violating the licensor’s rights. In addition, the agreements under which we license intellectual property or technology from third parties are generally complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant licensed intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement. Failure to obtain, maintain or renew these licenses, along with any of the foregoing, could have a material adverse effect on our ability to operate the Montana Renewables facility.

The production of renewable fuels is a growing industry and we are expecting to encounter significant competition in the marketplace.

The production of renewable fuels is a growing industry and we are expecting to encounter significant competition in the marketplace. Emerging trends that develop as industry production of renewable fuels increases may adversely affect our business, financial condition, results of operations and prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including unpredictable and volatile revenues and increased expenses as our business continues to grow. In addition, new technologies or methods of operation may be developed that improve the quality of the fuel, increase production, or decrease the costs of production.

Montana Renewables balance sheet includes a Loan Guarantee Agreement (the “LGA”) with the US Government.

On January 10, 2025, Montana Renewable and the U.S. Department of Energy entered into a Loan Guarantee Agreement whereby Montana Renewables may borrow from the Federal Finance Bank of the US Treasury, and DOE will guarantee repayment of that indebtedness (the “DOE Loan”). Calumet is not a guarantor. On January 28, 2025 MRL drew a first advance of approximately $782 million at a 15-year tenor and an interest rate of 4.884%. The LGA gives DOE the right to approve certain activities which may limit MRL freedom of action or conflict with stockholder interests.  Should MRL default under the LGA the repayment of MRL indebtedness would be accelerated.

Risks Related to Our Common Stock

The price of our common stock may experience volatility.

The price of our common stock may be volatile. In addition to the risk factors described above, some of the factors that could affect the price of our common stock are quarterly increases or decreases in revenue or earnings, changes in revenue or earnings estimates by the investment community, sales of our common stock by significant stockholders, short-selling of our common stock by investors, issuance of a significant number of shares to raise additional capital to fund our operations, changes in market valuations of similar companies and speculation in the press or investment community about our financial condition or results of operations. General market conditions and U.S. or international economic factors and political events unrelated to the performance of us may also affect our stock price. For these reasons, investors should not rely on recent trends in the price of our common stock to predict the future price of our common stock or our future financial results.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make it more difficult for a third party to acquire control of us, even if a change in control would result in the purchase of your shares of common stock at a premium to the market price or would otherwise be beneficial to you.

There are provisions in our amended and restated certificate of incorporation and amended and restated bylaws that may make it more difficult for a third party to acquire control of us, even if a change in control would result in the purchase of your shares of common stock at a premium to the market price or would otherwise be beneficial to you. For example, our amended and restated certificate of incorporation authorizes our board of directors to issue preferred stock without stockholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us.

In addition, provisions of our amended and restated certificate of incorporation and amended and restated bylaws, including a classified board of directors, so that only approximately one-third of our directors are elected each year, and limitations on stockholder actions by written consent and on stockholder proposals and director nominations at meetings of stockholders, could make it more difficult for a third party to acquire control of us. Certain provisions of the Delaware General Corporation Law (“DGCL”) may also discourage takeover attempts that have not been approved by our board of directors.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, and the federal district courts as the exclusive forum for Securities Act claims, which could limit stockholders’ ability to obtain what such stockholders believe to be a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our amended and restated certificate of incorporation provides that, unless we select or consent in writing to the selection of an alternative forum, all complaints asserting any internal corporate claims (defined as claims, including claims in the right of the Company: (i) that are based upon a violation of a duty by a current or former director, officer, employee or stockholder in such capacity; or (ii) as to which the DGCL confers jurisdiction upon the Court of Chancery), to the fullest extent permitted by applicable law, and subject to applicable jurisdictional requirements, shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have, or declines to accept, jurisdiction, another state court or a federal court located within the State of Delaware). Further, unless we select or consent to the selection of an alternative forum, the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Our choice of forum provision does not apply to suits brought to enforce any liability or duty created by the Exchange Act and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in shares of our common stock will be deemed to have notice of, and consented to, the provisions of our amended and restated certificate of incorporation described in the preceding sentence. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

We do not expect to pay dividends on our common stock for the foreseeable future.

We do not expect to pay dividends for the foreseeable future. In addition, our revolving credit facility may prohibit us from paying any dividends without the consent of the lenders under our revolving credit facility.

The value of our common stock may be diluted by future equity issuances (including upon the exercise of the outstanding warrants), and shares eligible for future sale may have adverse effects on our share price.

We cannot predict the effect of future sales of shares or the availability of shares for future sales, on the market price of or the liquidity of the market for the shares of our common stock. Sales of substantial amounts of shares of our common stock, or the perception that such sales could occur, could adversely affect the prevailing market price of the shares of our common stock. Such sales, or the possibility of such sales, could also make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Our authorized capital stock consists of 700,000,000 shares of common stock and 100,000,000 shares of preferred stock, a significant portion of which is unissued. We may need to raise a significant amount of capital to pay down outstanding indebtedness, including principal, interest and fees due under our revolving credit facility, the senior notes, the DOE Facility and our other indebtedness and may raise such capital through the issuance of newly issued common stock or preferred stock. Additionally, outstanding warrants to purchase an aggregate of 2,000,000 shares of common stock are exercisable through July 10, 2027. Such issuance and sale of equity could be dilutive to the interests of existing stockholders and increase the number of shares eligible for resale in the public market.

Additionally, as of February 27, 2025, The Heritage Group and certain of their affiliates beneficially owned approximately 25.5% of the outstanding shares of our common stock (prior to any potential dilution resulting from exercise of the warrants). The Sponsor Parties have registration rights with respect to the shares of common stock they receive pursuant to the Conversion. Pursuant to the Registration Rights Agreement, we have filed a shelf registration statement with respect to the registrable securities under the Registration Rights Agreement. No more than two times in any 12-month period, the Sponsor Parties may request to sell all or any portion of their registrable securities in an underwritten offering so long as the total offering price is reasonably expected to exceed $25 million. We also agreed to provide customary “piggyback” registration rights to the Sponsor Parties. The Registration Rights Agreement also provides that we will pay certain expenses relating to such registrations and indemnify the stockholders against certain liabilities. The Sponsor Parties’ shares of common stock is currently eligible for sale into the market without volume limitations. Because of the substantial size of the Sponsor Parties’ holdings, the sale of a significant portion of these shares, or a perception in the market that such a sale is likely, could have a significant impact on the market price of such shares.

Risks Related to Tax Matters

Compliance with and changes in tax laws could adversely affect our performance.

The Company is subject to extensive tax liabilities, including federal, state, local and foreign taxes such as income, excise, sales/use, payroll, franchise, property, gross receipts, withholding and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations, such as the IRA, are continuously being enacted or proposed and could result in increased expenditures for tax liabilities in the future. These liabilities are subject to periodic audits by the respective taxing authorities, which could increase our tax liabilities. Subsequent changes to our tax liabilities as a result of these audits may also subject us to interest and penalties. There can be no certainty that our federal, state, local or foreign taxes could be passed on to our customers.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We maintain a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. An analysis of the impact, likelihood, and management preparedness of cybersecurity threats to our strategic priorities is integrated into our enterprise risk management program and enterprise risk assessment process. This is intended to provide cross-functional visibility, as well as executive leadership oversight, to address and mitigate associated risks. Our internal IT group audits our information security programs, and the results are reported to our executive management and the Risk Committee of our Board of Directors by the Director of Information Technology. We also engage third-party firms to identify, assess, and manage cybersecurity risks in alignment with cybersecurity standards. We further employ systems and processes designed to oversee, identify, and reduce the potential impact of a cybersecurity incident at a third-party vendor, service provider or customer or otherwise implicating the third-party technology and systems we use. We also carry cybersecurity insurance to protect against potential losses arising from a cybersecurity incident.

Our policies and procedures also address the oversight, identification, and mitigation of cybersecurity risks associated with our use of third-party service providers. Our policy stipulates that each third-party service provider go through a mandatory IT Security Governance review and obtain formal approval by our IT Security Governance group before it can be used.

We have an Incident Response Plan (“IRP”) that defines and documents procedures for assessing, identifying, and managing a cybersecurity incident. The IRP sets out a coordinated approach to investigating, containing, documenting and mitigating incidents, including reporting findings and keeping senior management and other key stakeholders informed and involved as appropriate. In general, our incident response process aligns with the NIST framework and focuses on four phases: preparation; detection and analysis; containment, eradication and recovery; and post-incident remediation. The IRP applies to all personnel (including third-party partners) that perform functions or services require access to secure Company information, and to all devices and network services that are owned or managed by the Company. We also have protocols by which certain cybersecurity incidents are escalated within the Company and, where appropriate, reported to the Board of Directors.

Our Director of Information Technology, who has extensive cybersecurity knowledge and skills gained from over twenty years of work experience at the Company and elsewhere, heads the team responsible for implementing, monitoring and maintaining cybersecurity and data protection practices across our business and reports directly to the Executive Vice President — Chief Financial Officer. The Director of Information Technology receives reports on cybersecurity threats from a number of experienced information security officers responsible for various parts of the business on an ongoing basis and in conjunction with management, regularly reviews risk management measures implements by the Company to identify and mitigate data protection and cybersecurity risks. Our Director of Information Technology works with Legal to oversee compliance with legal, regulatory, and contractual security requirements.

Our Board has delegated the primary responsibility to oversee cybersecurity matters to the Risk Committee. Aside from more immediate reporting of certain incidents to our Board of Directors as described above, our Director of Information Technology provides our Risk Committee an update on cybersecurity at least every other quarter and more often as necessary. This update includes metrics on the effectiveness of technical and human security controls, cybersecurity training program compliance, internal and third-party cybersecurity incidents, and cybersecurity risks.

Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations or financial condition. If our systems, or our customers' or suppliers' systems, for protecting against cybersecurity incidents prove to be insufficient, a cybersecurity incident could have a material adverse effect on our business, operations, or consolidated financial condition. As part of our overall risk mitigation strategy, the Company maintains cyber insurance coverage; however, such insurance may not be sufficient in type or amount to cover us against claims related to cybersecurity incidents or other related breaches. Please refer to Part I, Item 1A “Risk Factors — Risks Related to Our Business” for additional information about our cybersecurity risks.

Item 3. Legal Proceedings

We are not a party to, and our property is not the subject of, any pending legal proceedings other than ordinary routine litigation incidental to our business. Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. Please read Items 1 and 2 “Business and Properties — Environmental and Occupational Health and Safety Matters” for a description of our current regulatory matters related to the environment, health and safety. Additionally, the information provided under Note 6 — “Commitments and Contingencies” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted and traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “CLMT.” As of February 28, 2025, there were approximately 23 registered holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions. As of February 28, 2025, there were 86,207,118 shares of our common stock outstanding.

We intend to consider the declaration of a dividend on a quarterly basis, although there is no assurance as to future dividends since they are dependent upon future earnings, capital requirements, our financial condition and other factors.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The historical consolidated financial statements included in this Annual Report reflect all of the assets, liabilities and results of operations of Calumet, Inc. and its consolidated subsidiaries (“Calumet,” the “Company,” “we,” “our,” or “us”). The following discussion analyzes the financial condition and results of operations of the Company for the years ended December 31, 2024, 2023 and 2022. Stockholders should read the following discussion and analysis of the financial condition and results of operations of the Company in conjunction with the historical consolidated financial statements and notes included elsewhere in this Annual Report.

Overview

We manufacture, formulate and market a diversified slate of specialty branded products and renewable fuels to customers across a broad range of consumer-facing and industrial markets. We are headquartered in Indianapolis, Indiana and operate twelve facilities throughout North America.

Our operations are managed using the following reportable segments: Specialty Products and Solutions; Performance Brands; Montana/Renewables; and Corporate. For additional information, see Note 18 — “Segments and Related Information” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.” In our Specialty Products and Solutions segment, we manufacture and market a wide variety of solvents, waxes, customized lubricating oils, white oils, petrolatums, gels, esters, and other products. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for consumer-facing and industrial products. In our Performance Brands segment, we blend, package and market high performance products through our Royal Purple, Bel-Ray, and TruFuel brands. Our Montana/Renewables segment is comprised of two facilities — renewable fuels and specialty asphalt. At our Great Falls renewable fuels facility, we process a variety of geographically advantaged renewable feedstocks into renewable diesel, sustainable aviation fuel, renewable hydrogen, renewable natural gas, renewable propane, and renewable naphtha that are distributed into renewable markets in the western half of North America. At our Montana specialty asphalt facility, we process Canadian crude oil into conventional gasoline, diesel, jet fuel and specialty grades of asphalt, with production sized to serve local markets. Our Corporate segment primarily consists of general and administrative expenses not allocated to the Specialty Products and Solutions, Performance Brands or Montana/Renewables segments.

Recent Developments

Corporate Conversion

On July 10, 2024, Calumet, Inc., a Delaware corporation (the “Company” or “Calumet”), completed the previously announced conversion transaction contemplated by the Conversion Agreement, dated as of February 9, 2024 (as amended, the “Conversion Agreement”), by and among Calumet Specialty Products Partners, L.P. (the “Partnership”), the General Partner, Calumet Merger Sub I LLC (“Merger Sub I”), Calumet Merger Sub II LLC (“Merger Sub II”) and the other parties thereto, including The Heritage Group (the “Sponsor Parties”). Pursuant to the Conversion Agreement, (a) Merger Sub II merged with and into the Partnership, with the Partnership continuing as the surviving entity and a wholly owned subsidiary of the Company, and all of the common units were exchanged into the right to receive an equal number of shares of common stock, par value $0.01 per share, of the Company (“Common Stock”) and (b) Merger Sub I merged with and into the General Partner, with the General Partner continuing as the surviving entity and a wholly owned subsidiary of the Company, and all outstanding equity interests of the General Partner (1,640,583 general partner units) were exchanged into the right to receive an aggregate of 5,500,000 shares of Common Stock and 2,000,000 warrants to purchase common stock at an exercise price of $20.00 per share (subject to adjustment) on or prior to July 10, 2027.

9.75% Senior Notes due 2028

On January 16, 2025, the Partnership and Calumet Finance Corp. (collectively, the “Issuers”) issued $100.0 million aggregate principal amount of a new series of the Issuers’ 9.75% Senior Notes due 2028 (the “2028 Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act. The 2028 Notes were issued at 98% of par for net proceeds of approximately $96.2 million, after deducting the initial purchasers’ discount and estimated offering expenses. The Company intends to use the net proceeds from the offering of the Notes to redeem a portion of the Issuers’ outstanding 2026 Notes on or before April 15, 2025.

U.S. Department of Energy Facility

On January 10, 2025, MRL and the DOE, as guarantor and loan servicer, executed a Loan Guarantee Agreement (“LGA”) for a $1.44 billion guaranteed loan facility to fund the construction and expansion of the renewable fuels facility owned by MRL. The loan guarantee is structured in two tranches, with the first tranche of approximately $782 million disbursed on February 18, 2025 (the “Funding Date”) to fund eligible expenses previously incurred by MRL. MRL has the ability to draw additional tranches of up to $658 million through a delayed draw construction facility from the beginning of construction in 2025 through the anticipated completion of the MaxSAFTM project in 2028, which includes a series of discrete, modular projects to enhance MRL’s SAF capacity. Under the MaxSAFTM project, we are planning to increase SAF capacity to approximately 150 million gallons per year within two years and approximately 300 million gallons at the completion of the project. The second tranche under the LGA is subject to the achievement of certain milestone conditions. As a result, we can provide no assurance on the funding of the second tranche under the LGA.

The LGA is secured by substantially all of MRL’s assets, and a pledge from MRHL over its right, title and interests to 100% of the equity interests of MRL. The LGA contains events of default that are customary in nature for financings of this type, including, among other things, (a) the non-payment of principal or interest, (b) material violations of covenants, (c) material breaches of representations and warrants, (d) certain bankruptcy events and (e) certain change of control events.

The LGA is also subject to amortization events that are customary in nature for financings of this type, including (a) failure to maintain financial ratios, (b) disposition of certain assets and (c) failure to meet certain project milestones. The occurrence of an amortization event or an event of default could result in accelerated amortization of the LGA, and the occurrence of an event of default could, in certain instances, result in the liquidation of the collateral securing the LGA.

In connection with the funding of the first tranche under the DOE Facility, MRL terminated (i) the Master Lease Agreement (including the equipment schedules thereto) and the Interim Funding Agreement, each dated as of December 31, 2021, as amended from time to time (collectively, the “MRL Asset Financing Arrangements”), between MRL and Stonebriar Commercial Finance LLC (“Stonebriar”), (ii) the Credit Agreement, dated as of April 19, 2023, as amended from time to time (the “MRL Term Loan Credit Agreement”), among MRL, MRHL, the lenders from time to time party thereto (including an affiliate of I Squared Capital) and Delaware Trust Company, as administrative agent, (iii) the Credit Agreement, dated as of November 2, 2022, as amended from time to time (the “MRL Revolving Credit Agreement”), among MRL, MRHL and Wells Fargo Bank, National Association, as administrative agent and lender and (iv) the ISDA 2002 Master Agreement, including the Credit Support Annex to the Schedule thereto and the Renewable Fuel & Feedstock Repurchase Master Confirmation, dated October 3, 2023, as amended from time to time (the “MRL Supply and Offtake Agreement”), between MRL and Wells Fargo Commodities, LLC.

On the Funding Date, the Company used a portion of the proceeds from the first tranche of the DOE Facility to:

●	repurchase all of the equipment associated with the MRL Asset Financing Arrangements for approximately $392.3 million (including exit fees of $23.0 million);
●	repay in full the outstanding loans of approximately $83.8 million under the MRL Term Loan Credit Agreement (including a make-whole premium of approximately $9.4 million and an early termination premium of approximately $0.7 million);
●	repay in full the outstanding loans of approximately $26.7 million under the MRL Revolving Credit Agreement; and
●	repay in full the outstanding obligations of approximately $32.5 million under the MRL Supply and Offtake Agreement.

Refer to Note 8 — “Long-Term Debt” under Part II, Item 8 “Financial Statements — Notes to Consolidated Financial Statements” for further information regarding the MRL Asset Financing Arrangements, the MRL Term Loan Credit

Agreement and MRL Revolving Credit Agreement. Refer to Note 7 — “Inventory Financing Agreements” under Part II, Item 8 “Financial Statements — Notes to Consolidated Financial Statements” for further information regarding the MRL Supply and Offtake Agreement.

In addition, the Company received $40.0 million of cash from Stonebriar on the Funding Date in satisfaction of the remaining purchase price for the Montana Refinery Asset Financing Arrangement. Refer to Note 8 — “Long-Term Debt” under Part II, Item 8 “Financial Statements — Notes to Consolidated Financial Statements” for further information regarding the Montana Refinery Asset Financing Arrangement.

2024 Update

Outlook and Trends

During the fourth quarter of 2024, our business continued to benefit from strong production volumes. In the fourth quarter, we achieved new operational milestones, including another exceptional production quarter following the volume records set in the third quarter of 2024 in our specialties business. At Montana Renewables, we successfully completed a planned turnaround in December and achieved our year end operational cost target of $0.70/gallon. Additionally, we continue to benefit from enhanced operational performance following the capital investments we have made over the past few years on projects designed to improve asset reliability.

In our Specialties Products and Solutions and Performance Brands segments, we continue to benefit from an attractive specialty product margin environment, which has proved resilient despite the weakened commodity margin environment hampering results for our fuel based products. As anticipated, fourth quarter results reflected typical seasonal impacts to the fuel and asphalt business. Demand for our products in these businesses remained strong in comparison to historical averages and we continue to leverage the benefits of our fully integrated specialty business in this market. As expected, margins continue to normalize relative to the record highs experienced in the second half of 2022 and early 2023. We expect the current margin environment for both specialty products and fuel based products to continue into the first quarter of 2025. Further, we believe low unemployment and stabilizing raw material and packaging costs point to a continuation of healthy demand for the majority of our products. While the risk of recession and inflation continue to be monitored, our plants and the industry are expected to operate at high rates to meet market demand.

In our Montana/Renewables segment, we continue to see strong demand for our renewable fuel products. We maintain our outlook of strong demand for renewable fuel products, including those we produce at our Montana Renewables facility. We believe demand for renewable fuel products will only continue to grow as a result of the increased focus on domestic fuel production, the rapid expansion of corporate decarbonization targets and the benefits thereto for the aviation industry, strategic alignment with the agricultural industry as renewable fuels represent a key end market, broad sustainability initiatives, and governmental mandates and incentives that have been passed or announced by national, state, and provincial jurisdictions across the globe. In light of the global decarbonization initiatives, forecasts of future renewable fuel availability still fall short of the necessary emissions reductions that would be required to reach established decarbonization and/or net-zero goals, as adequate supply does not exist yet. For example, in 2024, our Montana Renewables facility was one of the only facilities in North America capable of SAF production at scale. We believe that our advantage as a first-mover in the renewable fuels market positions us as a key producer for potential offtake partners to help them reach their announced targets. In November 2024, we conducted a planned turnaround to change catalyst at our Montana Renewables facility, which was completed successfully in December. The timing of the turnaround was planned to coincide with a period of margin uncertainty as the blender tax credit transitions to the production tax credit.

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

Contingencies

For a summary of litigation and other contingencies, please read Note 6 — “Commitments and Contingencies” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.” Based on information available to us at the present time, we do not believe that any liabilities beyond the amounts already accrued, which may result from these contingencies, will have a material adverse effect on our liquidity, financial condition or results of operations.

Financial Results

We reported a net loss of $222.0 million in 2024, versus net income of $48.1 million in 2023. We reported Adjusted EBITDA (as defined in Item 7 “Management’s Discussion and Analysis — Non-GAAP Financial Measures”) of $194.8 million in 2024, versus $260.5 million in 2023. We used cash from operating activities of $46.4 million in 2024, versus using cash from operating activities of $14.9 million in 2023.

Please read Item 7 “Management’s Discussion and Analysis — Non-GAAP Financial Measures” for a reconciliation of EBITDA and Adjusted EBITDA to Net income (loss), our most directly comparable financial performance measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”).

Specialty Products and Solutions segment Adjusted EBITDA was $193.6 million in 2024 compared to $251.2 million in the prior year. We remained focused on leveraging our integrated assets and producing greater volumes of specialty products compared to fuels. However, compared to the prior year, Specialty Products and Solutions segment Adjusted EBITDA was unfavorably impacted by the lower commodity margin environment in our fuels business that has impacted the broader industry. Our current period results were favorably impacted by throughput volumes as a result of improved operational performance, reflective of our investments to improve the reliability of our assets.

Montana/Renewables segment Adjusted EBITDA was $16.7 million in 2024 compared to $30.2 million in 2023. Compared to the prior year, Montana/Renewables segment Adjusted EBITDA was unfavorably impacted by a decrease to margins in both our legacy specialty asphalt business and in our renewable fuels business.  In our legacy specialty asphalt business, margins were unfavorably impacted due to a tighter WCS spread exacerbated by a rapid run-up in WCS prices early in the year, a seasonally weak asphalt and gas market during the first half of the year, and a late start to the retail paving season. In our renewable fuels business, margins were unfavorably impacted from higher material costs in the beginning of the year, primarily as it related to processing higher priced pre-treated feedstocks carried into 2024 as a consequence of the summer 2023 slowdown related to a steam system issue, and feedstock price lag in the second half of the year when the industry saw feedstock prices abruptly drop approximately $0.40 per gallon mid-year. Current year results were favorably impacted by strong operations at our Montana Renewables facility, which achieved multiple operational milestones during the year, including achievement of our year end operational cost target of $0.70/gallon.

Performance Brands segment Adjusted EBITDA was $57.4 million in 2024 compared to $47.9 million in 2023. Compared to the prior year, Performance Brands segment Adjusted EBITDA was favorably impacted from the strong volume growth across high performance products, in particular our TruFuel product line and our integrated industrial business. This segment continues to benefit from strong unit margins, reflective of stabilized input costs in our branded and consumer markets and a focus on growing our presence in industrial markets.

Corporate segment Adjusted EBITDA was negative $72.9 million in 2024 versus negative $68.8 million in 2023 primarily due to higher labor and benefits related expenses.

Liquidity Update

As of December 31, 2024, we had total liquidity of $178.2 million comprised of $38.1 million of unrestricted cash and $140.1 million of availability under our revolving credit facilities. As of December 31, 2024, our revolving credit facilities had a $472.1 million borrowing base, $286.6 million in outstanding borrowings and $45.4 million of outstanding standby letters of credit. We believe we will continue to have sufficient liquidity from cash on hand, projected cash flow from operations, borrowing capacity and other means by which to meet our financial commitments, debt service obligations, contingencies, and anticipated capital expenditures for at least the next 12 months. Please read Item 7 “Management’s Discussion and Analysis — Liquidity and Capital Resources” and Part I, Item 1A. “Risk Factors” for additional information.

Renewable Fuel Standard Update

Along with the broader refining industry, we remain subject to compliance costs under the RFS unless or until we receive a small refinery exemption from the EPA, which we have historically received. Administered by the EPA, the RFS provides annual requirements for the total volume of renewable transportation fuels that are mandated to be blended into finished transportation fuels. If a refiner does not meet its required annual Renewable Volume Obligation, the refiner can purchase blending credits in the open market, referred to as RINs. For more information, see Part I, Item 1A, “Risk Factors — The availability and cost of renewable identification numbers and results of litigation related to our SRE petitions could have a material adverse effect on our results of operations and financial condition and our ability to make payments on our debt obligations.”

For the year ended December 31, 2024, we recorded a gain of $31.9 million for RINs, as compared to a gain of $231.2 million for RINs for the year ended December 31, 2023. Our gross RINs Obligation, which includes RINs that are required to be secured through either our own blending or through the purchase of RINs in the open market, is spread across four compliance categories (D3, D4, D5 and D6). The gross RINs obligations may be satisfied by our own renewables blending, RIN purchases, or receipt of small refinery exemptions.

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

See Note 2 — “Summary of Significant Accounting Policies” under Part II, Item 8 “Financial Statements — Notes to Consolidated Financial Statements” for further information on the Company’s RINs obligation.

Unrestricted Subsidiaries

See Note 19 — “Unrestricted Subsidiaries” under Part II, Item 8 “Financial Statements — Notes to Consolidated Financial Statements” for further information regarding certain financial information of our unrestricted subsidiaries.

Key Performance Measures

Our sales and results of operations are principally affected by demand for specialty products, fuel and renewable fuel product demand, global fuel crack spreads, the price of natural gas used as fuel in our operations, our ability to operate our production facilities at high utilization, and our results from derivative instrument activities.

Our primary raw materials are crude oil, renewable feedstocks and other specialty feedstocks, and our primary outputs are specialty consumer facing and industrial products, specialty branded products, and fuel and renewable fuel products. The prices of crude oil, specialty products and fuel and renewable fuel products are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of factors beyond our control. We monitor these risks and from time-to-time enter into derivative instruments designed to help mitigate the impact of commodity price fluctuations on our business. The primary purpose of our commodity risk management activities is to economically hedge our cash flow exposure to commodity price risk. We may also hedge when market conditions exist that we believe to be out of the ordinary and particularly supportive of our financial goals. We enter into derivative contracts for future periods in quantities that do not exceed our projected purchases of crude oil and natural gas and sales of fuel products. Please read

Note 9 — “Derivatives” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.”

Our management uses several financial and operational measurements to analyze our performance. These measurements include the following:

●	sales volumes;
●	segment gross profit;
●	segment Adjusted gross profit;
●	segment Adjusted EBITDA; and
●	selling, general and administrative expenses.

Sales volumes. We view the volumes of Specialty Products and Solutions products, Montana/Renewables products and Performance Brands products sold as an important measure of our ability to effectively utilize our operating assets. Our ability to meet the demands of our customers is driven by the volumes of feedstocks that we run at our facilities. Higher volumes typically improve profitability both through the spreading of fixed costs over greater volumes and the additional gross profit achieved on the incremental volumes.

Segment gross profit. Specialty Products and Solutions, Montana/Renewables and Performance Brands products’ gross profit are important measures of profitability of our segments. We define gross profit as sales less the cost of crude oil and other feedstocks, LCM/LIFO adjustments, and other production-related expenses, the most significant portion of which includes labor, plant fuel, utilities, contract services, maintenance, transportation, RINs, depreciation and amortization and processing materials. We use gross profit as an indicator of our ability to manage margins in our business over the long-term. The increase or decrease in selling prices typically lags behind the rising or falling costs, respectively, of feedstocks throughout our business. Other than plant fuel, RINs mark-to-market adjustments, and LCM/LIFO adjustments, production related expenses generally remain stable across broad ranges but can fluctuate depending on maintenance activities performed during a specific period.

Segment Adjusted gross profit. Specialty Products and Solutions, Montana/Renewables and Performance Brands products segment Adjusted gross profit measures are useful as they exclude transactions not related to our core cash operating activities and provide metrics to analyze the profitability of the core cash operations of our segments. We define segment Adjusted gross profit as segment gross profit excluding the impact of (a) LCM inventory adjustments; (b) the impact of liquidation of inventory layers calculated using the LIFO method; (c) RINs mark-to-market adjustments; and (d) depreciation and amortization.

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

Results of Operations

Production Volume. The following table sets forth information about our continuing operations after giving effect to the elimination of all intercompany activity. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased blendstocks such as ethanol and specialty blendstocks, as well as the resale of crude oil.

	Year Ended December 31,
	2024	2023	2022

	(In bpd)
Total sales volume (1)	88,007	79,805	82,946
Facility production:
Specialty Products and Solutions:
Lubricating oils	12,174	10,358	10,951
Solvents	7,570	7,208	7,100
Waxes	1,540	1,326	1,452
Fuels, asphalt and other by-products	36,396	37,353	40,221
Total Specialty Products and Solutions	57,680	56,245	59,724
Montana/Renewables:
Gasoline	3,556	3,898	3,409
Diesel	2,830	2,941	6,449
Jet fuel	472	449	820
Asphalt, heavy fuel oils and other	3,983	4,483	6,942
Renewable fuels	9,848	6,314	—
Total Montana/Renewables	20,689	18,085	17,620

Performance Brands	1,739	1,474	1,434

Total facility production	80,108	75,804	78,778
(1)	Total sales volume includes sales from the production at our facilities and certain third-party facilities pursuant to supply and/or processing agreements, sales of inventories and the resale of crude oil to third-party customers. Total sales volume includes the sale of purchased blendstocks.

The following table reflects our consolidated results of operations and includes the non-GAAP financial measures EBITDA and Adjusted EBITDA. For a reconciliation of EBITDA and Adjusted EBITDA to Net income (loss), our most directly comparable financial performance measure calculated and presented in accordance with GAAP, please read “Non-GAAP Financial Measures.”

	Year Ended December 31,
	2024	2023	2022

	(In millions)
Sales	$4,189.4	$4,181.0	$4,686.3
Cost of sales	3,958.6	3,729.3	4,334.6
Gross profit	230.8	451.7	351.7
Operating costs and expenses:
Selling	55.7	54.9	53.9
General and administrative	145.5	133.0	143.4
Taxes other than income taxes	20.7	21.5	13.7
Loss on impairment and disposal of assets	2.0	3.5	0.7
Other operating (income) expense	(1.2)	(28.4)	8.1
Operating income	8.1	267.2	131.9
Other income (expense):
Interest expense	(236.7)	(221.7)	(175.9)
Debt extinguishment costs	(0.4)	(5.9)	(41.4)
Gain (loss) on derivative instruments	9.3	9.9	(81.7)
Other income (expense)	(1.5)	0.2	(2.8)
Total other expense	(229.3)	(217.5)	(301.8)
Net income (loss) before income taxes	(221.2)	49.7	(169.9)
Income tax expense	0.8	1.6	3.4
Net income (loss)	$(222.0)	$48.1	$(173.3)
EBITDA	$164.5	$418.3	$104.3
Adjusted EBITDA	$194.8	$260.5	$390.0

Non-GAAP Financial Measures

We include in this Annual Report the non-GAAP financial measures EBITDA and Adjusted EBITDA. We provide reconciliations of EBITDA and Adjusted EBITDA to Net income (loss), our most directly comparable financial performance measure calculated and presented in accordance with GAAP.

EBITDA and Adjusted EBITDA are used as supplemental financial measures by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others, to assess:

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

We believe that these non-GAAP measures are useful to analysts and investors as they exclude transactions not related to our core cash operating activities and provide metrics to analyze our ability to pay interest to our noteholders. However, the indentures governing our senior notes contain covenants that, among other things, restrict our ability to pay distributions. We believe that excluding these transactions allows investors to meaningfully analyze trends and performance of our core cash operations.

We define EBITDA for any period as net income (loss) plus interest expense (including amortization of debt issuance costs), income taxes and depreciation and amortization. Historically, we considered net income (loss) to be the most directly comparable GAAP measure to EBITDA. We believe net income (loss) is the most directly comparable GAAP measure to EBITDA.

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

We define Adjusted EBITDA Margin as Adjusted EBITDA divided by sales.

The definition of Adjusted EBITDA presented in this Annual Report is similar to the calculation of “Consolidated Cash Flow” contained in the indentures governing our senior notes. We are required to report Consolidated Cash Flow to the holders of our senior notes and Adjusted EBITDA to the lenders under our revolving credit facility, and these measures are used by them to determine our compliance with certain covenants governing those debt instruments. Please read “Liquidity and Capital Resources — Debt and Credit Facilities” for additional details regarding the covenants governing our debt instruments.

EBITDA and Adjusted EBITDA should not be considered alternatives to Net income (loss) or Operating income (loss) or any other measure of financial performance presented in accordance with GAAP. In evaluating our performance as measured by EBITDA and Adjusted EBITDA, management recognizes and considers the limitations of these measurements. EBITDA and Adjusted EBITDA do not reflect our liabilities for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA and, Adjusted EBITDA are only two of several measurements that management utilizes. Moreover, our EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of another company because all companies may not calculate EBITDA and Adjusted EBITDA in the same manner.

The following tables present a reconciliation of Net income (loss), our most directly comparable GAAP financial performance measure to EBITDA and Adjusted EBITDA, for each of the periods indicated.

	Year Ended December 31,
	2024	2023	2022

	(In millions)
Reconciliation of Net income (loss) to EBITDA and Adjusted EBITDA
Net income (loss)	$(222.0)	$48.1	$(173.3)
Add:
Interest expense	236.7	221.7	175.9
Depreciation and amortization	149.0	146.9	98.3
Income tax expense	0.8	1.6	3.4
EBITDA	$164.5	$418.3	$104.3
Add:
LCM / LIFO loss	$12.3	$35.6	$6.6
Unrealized (gain) loss on derivative instruments	(47.1)	(33.0)	$45.9
Debt extinguishment costs	0.4	5.9	41.4
Amortization of turnaround costs	38.0	36.1	23.1
Loss on impairment and disposal of assets	2.0	3.5	0.7
RINs mark-to-market (gain) loss	(66.4)	(290.2)	115.7
Equity-based compensation and other items	19.7	20.2	34.4
Other non-recurring expenses (1)	75.5	60.9	15.6
Noncontrolling interest adjustments	(4.1)	3.2	2.3
Adjusted EBITDA	$194.8	$260.5	$390.0
(1)	For the year ended December 31, 2024, other non-recurring expenses included a $51.3 million realized loss on derivatives related to our inventory financing arrangements. For the year ended December 31, 2023, other non-recurring expenses included a $50.6 million charge to cost of sales for losses under firm purchase commitments. For the year ended December 31, 2022, other non-recurring expenses included a $13.0 million charge to cost of sales for losses under firm purchase commitments.

Year Ended December 31, 2024, Compared to Year Ended December 31, 2023

Sales. Sales increased $8.4 million, or 0.2%, to $4,189.4 million in 2024 from $4,181.0 million in 2023. Sales for each of our principal product categories in these periods were as follows:

	Year Ended December 31,
	2024	2023	% Change

	(In millions, except barrel and per barrel data)
Sales by segment:
Specialty Products and Solutions:
Lubricating oils	$788.6	$763.8	3.2%
Solvents	407.3	398.5	2.2%
Waxes	156.3	163.9	(4.6)%
Fuels, asphalt and other by-products (1)	1,437.1	1,550.7	(7.3)%
Total Specialty Products and Solutions	$2,789.3	$2,876.9	(3.0)%
Total Specialty Products and Solutions sales volume (in barrels)	22,868,000	21,468,000	6.5%
Average Specialty Products and Solutions sales price per barrel	$121.97	$134.01	(9.0)%
Montana/Renewables:
Gasoline	$140.8	$167.2	(15.8)%
Diesel	114.6	144.8	(20.9)%
Jet Fuel	18.2	20.5	(11.2)%
Asphalt, heavy fuel oils and other (2)	159.6	148.1	7.8%
Renewable fuels	631.7	513.2	23.1%
Total Montana/Renewables	$1,064.9	$993.8	7.2%
Total Montana/Renewables sales volume (in barrels)	8,717,000	7,149,000	21.9%
Average Montana/Renewables sales price per barrel	$122.16	$139.01	(12.1)%
Performance Brands:
Total Performance Brands (3)	$335.2	$310.3	8.0%
Total Performance Brands sales volume (in barrels)	626,000	512,000	22.3%
Average Performance Brands sales price per barrel	$535.46	$606.05	(11.6)%

Total sales	$4,189.4	$4,181.0	0.2%
Total Specialty Products and Solutions, Montana/Renewables, and Performance Brands sales volume (in barrels)	32,211,000	29,129,000	10.6%
(1)	Represents (a) by-products, including fuels and asphalt, produced in connection with the production of specialty products at the Princeton, Cotton Valley, Dickinson and Karns City facilities, (b) polyol ester synthetic lubricants produced at the Missouri facility, and (c) fuels products produced at the Shreveport facility.
(2)	Represents asphalt, heavy fuel oils and other products produced in connection with the production of fuels at the Great Falls specialty asphalt facility.
(3)	Represents packaged and synthetic specialty products at our Royal Purple, Bel-Ray and Calumet Packaging facilities.

The components of the $87.6 million decrease in Specialty Products and Solutions segment sales in 2024, as compared to 2023, were as follows:

Dollar Change
(In millions)
Sales price	$(275.4)
Volume	187.8
Total Specialty Products and Solutions segment sales decrease	$(87.6)

Specialty Products and Solutions segment sales decreased period over period due to the lower commodity price environment in the current year period, primarily impacting our fuels business. This impact was partially offset by an increase in sales volumes as a result of strong market demand.

The components of the $71.1 million increase in Montana/Renewables segment sales in 2024, as compared to 2023, were as follows:

Dollar Change
(In millions)
Sales price	$(146.7)
Volume	217.8
Total Montana/Renewables segment sales increase	$71.1

Montana/Renewables segment sales increased primarily due to stabilized production volumes at our Montana Renewables facility during the current year period in comparison to lower volumes in the prior year during the start-up of the facility. This impact was partially offset by the weaker price environment in both our Montana Renewables and specialty asphalt businesses during the current year in comparison to the prior year period.

The components of the $24.9 million increase in Performance Brands segment sales in 2024, as compared to 2023, were as follows:

Dollar Change
(In millions)
Sales price	$(44.0)
Volume	68.9
Total Performance Brands segment sales increase	$24.9

Performance Brands segment sales increased primarily due to increases in sales volumes as a result of strong market demand and a continued focus on providing differentiated products with high brand recognition in certain industrial markets.

Gross Profit. Gross profit decreased $220.9 million, or 48.9%, to $230.8 million in 2024 from $451.7 million in 2023. Gross profit for our business segments were as follows:

	Year Ended December 31,
	2024	2023	% Change

	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty Products and Solutions:
Gross profit	$189.0	$402.2	(53.0)%
Percentage of sales	6.8%	14.0%	(7.2)%
Specialty Products and Solutions gross profit per barrel	$8.26	$18.73	(55.9)%
Montana/Renewables:
Gross profit (loss)	$(53.5)	$(32.6)	64.1%
Percentage of sales	(5.0)%	(3.3)%	(1.7)%
Montana/Renewables gross profit (loss) per barrel	$(6.14)	$(4.56)	34.6%
Performance Brands:
Gross profit	$95.3	$82.1	16.1%
Percentage of sales	28.4%	26.5%	1.9%
Performance Brands gross profit per barrel	$152.24	$160.35	(5.1)%

Total gross profit	$230.8	$451.7	(48.9)%
Percentage of sales	5.5%	10.8%	(5.3)%

The components of the $213.2 million decrease in Specialty Products and Solutions segment gross profit in 2024, as compared to 2023, were as follows:

Dollar Change
(In millions)
Year ended December 31, 2023 reported gross profit	$402.2
Cost of materials	109.0
Operating costs	22.2
LCM / LIFO inventory adjustments	(2.3)
Volumes	43.5
Sales price	(275.4)
RINs expense	(110.2)
Year ended December 31, 2024 reported gross profit	$189.0

The decrease in Specialty Products and Solutions segment gross profit for the year ended December 31, 2024, as compared to the same period in 2023, was primarily due to the impact of RINs prices. While RINs prices decreased in the current year period in comparison to the prior year period, the mark-to-market impact of RINs prices resulted in a RINs benefit of $16.1 million in the current year period, as compared to a benefit of $126.3 million in the prior year period. The unfavorable impact associated with margins was primarily the result of a weakened commodity margin environment for fuels products. The favorable volumes impact was the result of strong market demand and the benefit of improved reliability, primarily in the second half of 2024, following increased capital expenditures over the last several years. The favorable impact for operating costs in the current year period was due to the absence of expenses associated with turnarounds completed at our Shreveport, Cotton Valley, and Princeton facilities and unplanned outages as a result of the severe weather experienced in Northwest Louisiana during the prior year comparative period. Refer to Note 2 — “Summary of Significant Accounting Policies” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for additional information related to our accounting for RINs.

The components of the $20.9 million decrease in Montana/Renewables segment gross profit (loss) in 2024, as compared to 2023, were as follows:

Dollar Change
(In millions)
Year ended December 31, 2023 reported gross profit (loss)	$(32.6)
Cost of materials	142.4
LCM / LIFO inventory adjustments	24.2
Volumes	33.8
RINs expense	(64.0)
Operating costs	(10.6)
Sales price	(146.7)
Year ended December 31, 2024 reported gross profit (loss)	$(53.5)

The decrease in Montana/Renewables segment gross profit (loss) for the year ended December 31, 2024, as compared to the same period in 2023, was primarily due to the impact of RINs prices. While RINs prices decreased in the current year period in comparison to the prior year period, the mark-to-market impact of RINs prices resulted in a RINs benefit of $15.8 million in the current year period, as compared to a benefit of $79.8 million in the prior year period. This was coupled with the unfavorable impact resulting from a softer commodity margin environment in the current year period in comparison to the prior year. Operating expenses were unfavorable period over period as a result of operating the feedstock pre-treatment unit for the duration of the current year. The favorable volumes impact was the result of stabilized production at our Montana Renewables facility during the current year period. Refer to Note 2 — “Summary of Significant Accounting Policies” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for additional information related to our accounting for RINs.

The components of the $13.2 million increase in Performance Brands segment gross profit in 2024, as compared to 2023, were as follows:

Dollar Change
(In millions)
Year ended December 31, 2023 reported gross profit	$82.1
Sales price	(44.0)
Operating costs	(4.2)
LCM / LIFO inventory adjustments	1.4
Volume	23.8
Cost of materials	36.2
Year ended December 31, 2024 reported gross profit	$95.3

The increase in Performance Brands segment gross profit for the year ended December 31, 2024, as compared to the same period in 2023, was primarily due to an increase in industrial volumes. This segment continues to benefit from strong unit margins, reflective of stabilized input costs in our branded and consumer markets.

General and administrative. General and administrative expenses increased $12.5 million, or 9.4%, to $145.5 million in 2024 from $133.0 million in 2023. The increase was due primarily to a $6.6 million increase in labor and benefits expenses and a $4.7 million increase in professional services fees. The increase in professional services fees were primarily related to IT infrastructure support services.

Other operating income. Other operating income decreased $27.2 million, or 95.8%, to $1.2 million in 2024 from $28.4 million in 2023. Prior year results included a $25.1 million gain associated with RINs for compliance year 2019 related to the San Antonio refinery. This impact was absent in the current year results.

Interest expense. Interest expense increased $15.0 million, or 6.8%, to $236.7 million in 2024 from $221.7 million in 2023. The increase was primarily due to higher borrowings on our revolving credit facility during the current year period in comparison to the prior year.

Year Ended December 31, 2023, Compared to Year Ended December 31, 2022

Refer to Item 7 “Management’s Discussion and Analysis — Year Ended December 31, 2023, Compared to Year Ended December 31, 2022” of our 2023 Annual Report for a description of the factors impacting our results of operations for the year ended December 31, 2023 in comparison to the year ended December 31, 2022.

Liquidity and Capital Resources

Our principal sources of cash have historically included cash flow from operations, proceeds from public equity offerings, proceeds from notes offerings, bank borrowings and other financial arrangements. Principal uses of cash have included capital expenditures, acquisitions, and debt service. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

In general, we expect that our short-term liquidity needs, including debt service, working capital, replacement and environmental capital expenditures and capital expenditures related to internal growth projects, will be met primarily through cash on hand, projected cash flow from operations, borrowing capacity under our revolving credit facility and asset sales.

On January 17, 2024, the Company entered into the Fourth Amendment to its revolving credit facility (the “Credit Agreement”) governing its senior secured revolving credit facility maturing in January 2027, which provides maximum availability of credit under the revolving credit facility of $650.0 million, including a FILO tranche, subject to borrowing base limitations, and includes a $500.0 million incremental uncommitted expansion feature. Lenders under the revolving credit facility have a first priority lien on, among other things, the Company’s accounts receivable, inventory and substantially all of its cash (collectively, the “Credit Agreement Collateral”). Please refer to Note 8 — “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for additional information.

On March 7, 2024, the Company issued and sold $200.0 million in aggregate principal amount of 2029 Secured Notes in a private placement transaction in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The 2029 Secured Notes were issued at par for net proceeds of $199.0 million, after deducting transaction expenses. The Company used the net proceeds from the private placement of the 2029 Secured Notes, together with cash on hand, to redeem all of its outstanding 9.25% Senior Secured First Lien Notes due 2024 (the “2024 Secured Notes”) and $50.0 million aggregate principal amount of its outstanding 11.00% Senior Notes due 2025 (the “2025 Notes”). Please refer to Note 8 — “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for additional information.

On September 30, 2024, Calumet Montana Refining, LLC (“Calumet Montana”), a subsidiary of the Company, entered into the Montana Refinery Asset Financing Arrangement with Stonebriar related to a sale and leaseback transaction. Pursuant to the Montana Refinery Asset Financing Arrangement, Calumet Montana sold to and leased back from Stonebriar the Refinery Assets, for a total purchase price of up to $150.0 million. Calumet Montana received $110.0 million of the total purchase price on September 30, 2024 and the remaining purchase price of $40.0 million on February 18, 2025 in connection with the funding of the first tranche of approximately $782 million under the DOE Facility. Please refer to Note 8 — “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for additional information.

On January 17, 2024 (the “Effective Date”), the Company and J. Aron entered into a Monetization Master Agreement (the “Master Agreement”), a related Financing Agreement (the “Financing Agreement”) and a Supply and Offtake Agreement (together with the Master Agreement and the Financing Agreement, the “Shreveport Supply and Offtake Agreement”). Pursuant to the Shreveport Supply and Offtake Agreement, J. Aron agreed to, among other things, purchase from the Company, or extend to the Company, financial accommodations secured by crude oil and finished products located at the Company’s Shreveport facility on the Effective Date and from time to time, up to maximum volumes specified for crude oil and categories of finished products, subject to the Company’s repurchase obligations with respect thereto. The Shreveport Supply and Offtake Agreement replaced the Company’s previous inventory financing agreement with Macquarie, which terminated on January 17, 2024. Please refer to Note 7 — “Inventory Financing Agreements” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for additional information.

We expect to fund planned capital expenditures in 2025 of approximately $60 million to $90 million primarily with cash on hand, cash flows from operations, and by available borrowings under our revolving credit facility. Future internal growth projects or acquisitions may require expenditures in excess of our then-current cash flow from operations and borrowing availability under our revolving credit facility and may require us to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs. We anticipate that capital expenditure requirements for the MaxSAFTM project will be funded primarily from cash flows from operations generated by MRL, an unrestricted subsidiary of the Company, and borrowings under the DOE Facility.

The borrowing base on our revolving credit facilities increased from approximately $421.5 million as of December 31, 2023, to approximately $472.1 million at December 31, 2024. Our borrowing availability decreased from approximately $241.9 million at December 31, 2023, to approximately $140.1 million at December 31, 2024. Total liquidity, consisting of cash and available funds under our revolving credit facilities, decreased from $249.8 million at December 31, 2023 to $178.2 million at December 31, 2024.

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

The following table summarizes our primary sources and uses of cash in each of the most recent two years:

	Year Ended December 31,
	2024	2023

	(In millions)
Net cash used in operating activities	$(46.4)	$(14.9)
Net cash used in investing activities	(76.7)	(271.8)
Net cash provided by financing activities	154.3	266.2
Net increase (decrease) in cash, cash equivalents and restricted cash	$31.2	$(20.5)

Operating Activities. Operating activities used cash of $46.4 million in 2024 compared to using cash of $14.9 million in 2023. The change was primarily driven by a decrease in unit margins as a result of the weaker margin environment experienced during the current year period. This impact was partially offset by a decrease in the cash required for working capital during the current year period.

Investing Activities. Investing activities used cash of $76.7 million in 2024 compared to a use of cash of $271.8 million in 2023. The change is related to a decrease in cash expenditures for additions to property, plant and equipment in the current year period in comparison to the prior year. The cash expenditures for additions to property, plant and equipment in the prior year period were primarily related to our Montana Renewables project.

Financing Activities. Financing activities provided cash of $154.3 million in 2024 compared to providing cash of $266.2 million in 2023. The change is primarily due to the borrowings we received in the prior year period from the issuance of the 2028 Notes and the MRL Term Loan Credit Agreement. This was partially offset by the proceeds we received in the current year from the issuance of the 2029 Notes, borrowings from the Montana terminal asset financing arrangement and the Montana refinery asset financing arrangement, and the increase in net borrowings on our revolving credit facility in the current year period compared to the same period in 2023.

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

The following table sets forth our capital improvement expenditures, replacement capital expenditures, environmental capital expenditures and turnaround capital expenditures in each of the periods shown (including capitalized interest):

	Year Ended December 31,
	2024	2023	2022

	(In millions)
Capital improvement expenditures	$15.7	$190.6	$458.3
Replacement capital expenditures	56.6	69.9	69.2
Environmental capital expenditures	4.4	11.3	8.7
Turnaround capital expenditures	20.6	47.9	62.6
Total	$97.3	$319.7	$598.8

2025 Capital Spending Forecast

We are forecasting total capital expenditures of approximately $60 million to $90 million in 2025. Our forecasted capital expenditures are primarily related to maintenance and reliability projects and excludes capital expenditures associated with MaxSAFTM. We anticipate that capital expenditure requirements will be provided primarily through cash flows from operations, cash on hand, and by available borrowings under our revolving credit facility. We anticipate that capital expenditure requirements for the MaxSAFTM project will be funded primarily from cash flows from operations generated by MRL, an unrestricted subsidiary of the Company, and borrowings under the DOE Facility. If future capital expenditures require amounts in excess of our then-current cash flow from operations and borrowing availability under our revolving credit facility, we may be required to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs.

Debt and Credit Facilities

As of December 31, 2024, our primary debt and credit instruments consisted of:

●	$650.0 million senior secured revolving credit facility maturing in January 2027 (after giving effect to the Fourth Amendment to our revolving credit facility (the “Credit Facility Amendment”)), subject to borrowing base limitations, with a maximum letter of credit sub-limit equal to $255.0 million, which amount may be increased to 90% of revolver commitments in effect with the consent of the Agent (as defined in the Credit Agreement) (“revolving credit facility”);
●	$90.0 million senior secured revolving credit facility, with the option to request additional commitments of up to $15.0 million, maturing in November 2027 (the “MRL Revolving Credit Agreement”);
●	$354.4 million of 11.00% Senior Notes due 2026 (“2026 Notes”);
●	$325.0 million of 8.125% Senior Notes due 2027 (“2027 Notes”);
●	$325.0 million of 9.75% Senior Notes due 2028 (“2028 Notes”);
●	$200.0 million of 9.25% Senior Secured Notes due 2029 (“2029 Secured Notes”);
●	$73.7 million of borrowings under our MRL Term Loan Credit Agreement;
●	$42.1 million of financing through our Shreveport terminal asset financing arrangement;
●	$368.1 million of financing through our MRL asset financing arrangements;
●	$30.4 million of financing through our Montana terminal asset financing arrangement; and

●	$108.7 million of financing through our Montana refinery asset financing arrangement.

We were in compliance with all covenants under our debt instruments in place as of December 31, 2024, and believe we have adequate liquidity to conduct our business.

On January 17, 2024, the Company entered into the Fourth Amendment to its revolving credit facility (the “Credit Agreement”) governing its senior secured revolving credit facility maturing in January 2027, which provides maximum availability of credit under the revolving credit facility of $650.0 million, including a FILO tranche, subject to borrowing base limitations, and includes a $500.0 million incremental uncommitted expansion feature. Lenders under the revolving credit facility have a first priority lien on, among other things, the Company’s accounts receivable and inventory and substantially all of its cash (collectively, the “Credit Agreement Collateral”). Please refer to Note 8 — “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for additional information.

On March 7, 2024, the Company issued and sold $200.0 million in aggregate principal amount of 2029 Secured Notes in a private placement transaction in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The 2029 Secured Notes were issued at par for net proceeds of $199.0 million, after deducting transaction expenses. The Company used the net proceeds from the private placement of the 2029 Secured Notes, together with cash on hand, to redeem all of its outstanding 9.25% Senior Secured First Lien Notes due 2024 (the “2024 Secured Notes”) and $50.0 million aggregate principal amount of its outstanding 11.00% Senior Notes due 2025 (the “2025 Notes”). Please refer to Note 8 — “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for additional information.

On September 30, 2024, Calumet Montana Refining entered into the Montana Refinery Asset Financing Arrangement with Stonebriar related to a sale and leaseback transaction. Pursuant to the Montana Refinery Asset Financing Arrangement, Calumet Montana sold to and leased back from Stonebriar the Refinery Assets, for a total purchase price of up to $150.0 million. Calumet Montana received $110.0 million of the total purchase price on September 30, 2024 and the remaining purchase price of $40.0 million on February 18, 2025 in connection with the funding of the first tranche of approximately $782 million under the DOE Facility. Please refer to Note 8 — “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for additional information.

On January 17, 2024 (the “Effective Date”), the Company and J. Aron entered into a Monetization Master Agreement (the “Master Agreement”), a related Financing Agreement (the “Financing Agreement”) and Supply and Offtake Agreement (together with the Master Agreement and the Financing Agreement, the “Shreveport Supply and Offtake Agreement”). Pursuant to the Shreveport Supply and Offtake Agreement, J. Aron agreed to, among other things, purchase from the Company, or extend to the Company, financial accommodations secured by crude oil and finished products located at the Company’s Shreveport facility on the Effective Date and from time to time, up to maximum volumes specified for crude oil and categories of finished products, subject to the Company’s repurchase obligations with respect thereto. The Shreveport Supply and Offtake Agreement replaced the Company’s previous inventory financing agreement with Macquarie, which terminated on January 17, 2024. Please refer to Note 7 — “Inventory Financing Agreements” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for additional information.

Inventory Financing

On January 17, 2024 (the “Effective Date”), the Company and J. Aron entered into a Monetization Master Agreement (the “Master Agreement”), a related Financing Agreement (the “Financing Agreement”) and Supply and Offtake Agreement (together with the Master Agreement and the Financing Agreement, the “Shreveport Supply and Offtake Agreement”). Pursuant to the Shreveport Supply and Offtake Agreement, J. Aron agreed to, among other things, purchase from the Company, or extend to the Company, financial accommodations secured by crude oil and finished products located at the Company’s Shreveport facility on the Effective Date and from time to time, up to maximum volumes specified for crude oil and categories of finished products, subject to the Company’s repurchase obligations with respect thereto. The Shreveport Supply and Offtake Agreement replaced the Company’s previous inventory financing agreement with Macquarie, which terminated on January 17, 2024. Please refer to Note 7 — “Inventory Financing Agreements” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for additional information.

Short-Term Liquidity

As of December 31, 2024, our principal sources of short-term liquidity were (i) approximately $140.1 million of availability under our revolving credit facilities, (ii) inventory financing agreements related to our Shreveport facility and Montana Renewables facility and (iii) $38.1 million of unrestricted cash on hand. Borrowings under our revolving credit facility can be used for, among other things, working capital, capital expenditures, and other lawful partnership purposes including acquisitions. For additional information regarding our revolving credit facility, please read Note 8 — “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.”

Long-Term Financing

In addition to our principal sources of short-term liquidity listed above, subject to market conditions, we may meet our cash requirements through the issuance of long-term notes or additional shares of common stock.

From time to time, we issue long-term debt securities referred to as our senior notes. All of our outstanding senior notes, other than the 2029 Secured Notes, are unsecured obligations that rank equally with all of our other senior debt obligations to the extent they are unsecured. As of December 31, 2024, we had $354.4 million in 2026 Notes, $325.0 million in 2027 Notes, $325.0 million in 2028 Notes, and $200.0 million in 2029 Secured Notes outstanding. The 2029 Secured Notes and the related guarantees are secured by a first priority lien (subject to certain exceptions) on all the fixed assets that secure our obligations under the secured hedge agreements, as governed by the Collateral Trust Agreement, which governs how secured hedging counterparties and holders of the 2029 Secured Notes share collateral pledged as security for the payment obligations owed by us to the secured hedging counterparties under their respective master derivatives contracts and the holders of the 2029 Secured Notes. In addition, as of December 31, 2024, we had $368.1 million of debt outstanding for our MRL asset financing arrangements, $73.7 million of debt outstanding for our MRL Term Loan Credit Agreement, $42.1 million of other debt outstanding for the Shreveport terminal asset financing arrangement, $30.4 million of other debt outstanding for the Montana terminal asset financing arrangement, and $108.7 million of other debt outstanding for the Montana refinery asset financing arrangement. Borrowings under the MRL asset financing arrangements and MRL Term Loan Credit Agreement are obligations of our unrestricted subsidiaries MRL and MRHL solely, and are non-recourse to the Company and its restricted subsidiaries. For additional information regarding our MRL asset financing arrangements and MRL Term Loan Credit Agreement, see Note 8 — “Long-Term Debt” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” in this Annual Report.

To date, our debt balances have not adversely affected our operations or our ability to repay or refinance our indebtedness. Based on our historical record, we believe that our capital structure will continue to allow us to achieve our business objectives.

For more information regarding our senior notes, please read Note 8 — “Long-Term Debt” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” in this Annual Report.

Master Derivative Contracts and Collateral Trust Agreement

Under our credit support arrangements, our payment obligations under all of our master derivatives contracts for commodity hedging generally are secured by a first priority lien on our and our subsidiaries’ real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the foregoing (including proceeds of hedge arrangements). We had no additional letters of credit or cash margin posted with any hedging counterparty as of December 31, 2024. Our master derivatives contracts and Collateral Trust Agreement (as defined below) continue to impose a number of covenant limitations on our operating and financing activities, including limitations on liens on collateral, limitations on dispositions of collateral and collateral maintenance and insurance requirements. For financial reporting purposes, we do not offset the collateral provided to a counterparty against the fair value of our obligation to that counterparty. Any outstanding collateral is released to us upon settlement of the related derivative instrument liability.

Our various hedging agreements contain language allowing our hedge counterparties to request additional collateral if a specified credit support threshold is exceeded. However, these credit support thresholds are set at levels that would require a substantial increase in hedge exposure to require us to post additional collateral. As a result, we do not expect further increases in fuel products crack spreads or interest rates to significantly impact our liquidity due to requirements to post additional collateral.

Additionally, we have a collateral trust agreement (the “Collateral Trust Agreement”) which governs how secured hedging counterparties and holders of the 2029 Secured Notes share collateral pledged as security for the payment obligations owed by us to the secured hedging counterparties under their respective master derivatives contracts and the holders of the 2029 Secured Notes. The Collateral Trust Agreement limits to $150.0 million the extent to which forward purchase contracts for physical commodities are covered by, and secured under, the Collateral Trust Agreement and the Parity Lien Security Documents (as defined in the Collateral Trust Agreement). There is no such limit on financially settled derivative instruments used for commodity hedging. Subject to certain conditions set forth in the Collateral Trust Agreement, we have the ability to add secured hedging counterparties from time to time.

Credit Ratings

In August 2024, S&P reaffirmed a rating of CCC+ on our senior unsecured notes and revised our outlook to negative. In March 2024, Moody’s reaffirmed a rating of Caa1 on our senior unsecured notes, maintained a Company rating of B3, and revised our outlook to negative. Our 2029 Secured Notes issued in March 2024 are rated B+ by S&P and B1 by Moody’s.

Equity Transactions

On January 14, 2025, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with BMO Capital Markets Corp. (the “Agent”) pursuant to which the Company may sell, from time to time, up to an aggregate offering price of $65.0 million of its common stock, par value $0.01 per share (the “Common Stock”), in an “at-the-market” equity offering program (the “ATM Offering”) through the Agent.

Seasonality Impacts on Liquidity

The fuel and fuel related products that we manufacture, including asphalt products, are subject to seasonal demand and trends. Asphalt demand is generally lower in the first and fourth quarters of the year, as compared to the second and third quarters, due to the seasonality of the road construction and roofing industries we supply. Demand for gasoline and diesel is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic and agricultural activity. In addition, our natural gas costs can be higher during the winter months, as demand for natural gas as a heating fuel increases during the winter. As a result, our operating results for the first and fourth calendar quarters may be lower than those for the second and third calendar quarters of each year due to seasonality related to these and other products that we produce and sell.

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to use estimates and make judgements and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. Considerable judgement is often involved in making these determinations. Critical estimates are those that require the most difficult, subjective or complex judgements in the preparation of the financial statements and the accompanying notes. We evaluate these estimates and judgements on a regular basis. We believe our assumptions and estimates are reasonable and appropriate. However, the use of different assumptions could result in significantly different results and actual results could differ from those estimates. The following discussion of accounting estimates is intended to supplement the Summary of Significant Accounting Policies presented in Note 2 to our consolidated financial statements in Part II, Item 8.

We consider an accounting estimate to be critical if:

●	The accounting estimate requires us to make assumptions about matters that are highly uncertain at the time the accounting estimate is made; and
●	We reasonably could have used different estimates in the current period, or changes in these estimates are reasonably likely to occur from period to period as new information becomes available, and a change in these estimates would have a material impact on our financial condition or results from operations.

Valuation of Finite Long-Lived Assets

Property, plant and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the estimated undiscounted future cash flows related to the asset are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the estimated fair value, usually determined by the estimated discounted future cash flows of the asset. When a decision has been made to dispose of property, plant and equipment prior to the end of the previously estimated useful life, depreciation estimates are revised to reflect the use of the asset over the shortened estimated useful life.

Estimated undiscounted future cash flows are used for the purpose of testing our finite long-lived assets for impairment. Fair values calculated for the purpose of measuring impairments on finite long-lived assets are estimated using the expected present value of future cash flows method and comparative market prices when appropriate. Significant judgment is involved in estimating undiscounted future cash flows and performing these fair value estimates since the results are based on forecasted assumptions.

We base our estimated undiscounted future cash flows and fair value estimates on projected financial information which we believe to be reasonable. However, actual results may differ from these projections.

Valuation of Renewable Identification Numbers (“RINs”) Obligation

The Company’s RINs volume obligation (“RVO” or “RINs Obligation”) is an estimated provision if future purchase of RINs were to be required in order to satisfy the U.S. Environmental Protection Agency’s (“EPA”) requirement to blend renewable fuels into certain transportation fuel products pursuant to the Renewable Fuel Standard (“RFS”) of the Clean Air Act (“CAA”). The Company has historically not been obligated to make these purchases. A RIN is a 38-character number assigned to each physical gallon of renewable fuel produced in or imported into the United States. The EPA sets annual volume obligations for the percentage of renewable fuels that must be blended into transportation fuels consumed in the U.S. Compliance is demonstrated by tendering RINs to the EPA documenting that blending has been accomplished or by obtaining a Small Refinery Exemption (“SRE”) as provided in the Clean Air Act. Prior to 2018, the Company historically received the Small Refinery Exemption after qualifying on the merits. The Company’s petitions for the Small Refinery Exemption for compliance years 2018-2022 were included in blanket denials by EPA across the entire industry. EPA’s denials of Calumet’s 2018-2020 petitions have been overturned in litigation and are back pending with EPA. The Company’s cases challenging EPA’s denials for program years 2021 and 2022 remain pending in the Fifth Circuit and D.C. Circuit. The 2023 petitions were recently denied by the EPA and are the subject of new legal proceedings. The 2024-25 petitions have not yet been decided by EPA. Refer to Note 2 — “Summary of Significant Accounting Policies” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for additional information.

The RVO is a quantity and cannot be settled financially with EPA. The Company accounts for its current period RVO by multiplying the quantity of RINs shortage (based on actual results) by the period end RINs spot price, which is recorded as a current liability in the consolidated balance sheets and revalued at the end of each subsequent accounting period, which produces non-cash mark-to-market adjustments that are reflected in cost of sales in the consolidated statements of operations (with the exception of RINs for compliance year 2019 related to the San Antonio refinery, which amount is reflected in other operating expense in the consolidated statements of operations). RINs generated by blending may be sold or held to offset future RVO. Any gains or losses from RINs sales are recorded in cost of sales in the consolidated statements of operations.

Our RINs Obligation is measured at the RINs spot prices obtained from an independent pricing service as of each balance sheet date. However, certain vintage RINs are very thinly traded, and the period end spot prices might not be an accurate reflection of the actual amount that we could purchase RINs in the open market in the quantities that would be required to satisfy our RINs volume obligation. Please read Note 2 — “Summary of Significant Accounting Policies” for further information on our RINs obligation.

We believe that our small refineries (the “refineries”) qualify for SREs on the merits and we have asked EPA to approve our petitions. The Company has previously applied for and received SREs through 2018, following a structured procedure administered by the EPA. According to documentation we have received from the EPA, the analysis prepared by the Department of Energy (“DOE”) under this procedure showed that the Company’s refineries met the criteria for disproportionate economic hardship for the 2018, 2019 and 2020 compliance years. The reversal of our previously approved 2018 SRE in April 2022, the blanket denial in June 2022 by EPA of our 2019 and 2020 petitions, and the blanket denial in July 2023 by EPA of our 2021 and 2022 petitions were based on EPA’s retroactive across-the-board determination that there is no such thing as disproportionate economic hardship, despite the affirmative findings from the DOE that the refineries met the criteria for disproportionate economic hardship.

Management believes that we have viable legal arguments to challenge the denials, including that the denials are inconsistent with the CAA, the Administrative Procedure Act, EPA’s regulations, the DOE’s analysis and/or the factual record, and are unlawful retroactive applications of a new standard. In November 2023, the Fifth Circuit ruled in the Company’s favor on the merits of its challenge as it relates to the Shreveport refinery’s 2019 and 2020 SRE petitions, vacated EPA’s denial and remanded it to the EPA, and held that EPA’s denial was impermissibly retroactive and also violated federal law. In January 2024, the Fifth Circuit denied EPA’s request to rehear the case. The court’s mandate issued in January 2024, and these SRE petitions are before EPA once again for further consideration consistent with the court’s opinion. The challenge before the D.C. Circuit remains pending. As with any legal action, a challenge to an EPA decision denying the refineries’ SRE petitions may ultimately be unsuccessful. This scenario would present a number of uncertainties and complexities caused primarily by the passage of time since we first submitted the SRE petitions, including for example the potential expiration and/or unavailability or limited availability in the market of vintage 2019, 2020, 2021 and 2022 RINs, the specifics of other potential forthcoming EPA actions, the results of other parties’ potential litigation avenues and outcomes, and post-litigation uncertainties around the timing and magnitude of any resolution.

Based on current information we believe the most likely outcome is either successful appellate litigation or reaching an alternative resolution. If we are ultimately successful in obtaining the refineries’ SREs (or a non-enforcement equivalent), the value of the liability would be zero. If we are ultimately unsuccessful in our appeals, the timing, amount and form our actual liability may depend upon the resolution obtained, potentially as part of subsequent, additional litigation. For example, if resolution for the 2019 and 2020 compliance years used the market price of RINs on the day the EPA was obligated to rule on the refineries’ 2019 SRE petitions, the value of the liability would be approximately $50.7 million.

Recent Accounting Pronouncements

For a summary of recently issued and adopted accounting standards applicable to us, please read Note 2 — “Summary of Significant Accounting Policies” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

We manage our exposure to commodity markets, credit, volumetric and liquidity risks to manage our costs and volatility of cash flows as conditions warrant or opportunities become available. These risks may be managed in a variety of ways that may include the use of derivative instruments. Derivative instruments may be used for the purpose of mitigating risks associated with an asset, liability and anticipated future transactions and the changes in fair value of our derivative instruments will affect our earnings and cash flows; however, such changes should be offset by price or rate changes related to the underlying commodity or financial transaction that is part of the risk management strategy. We do not speculate with derivative instruments or other contractual arrangements that are not associated with our business objectives. Speculation is defined as increasing our natural position above the maximum position of our physical assets or trading in commodities, currencies or other risk bearing assets that are not associated with our business activities and objectives. Our positions are monitored routinely by a risk management committee and discussed with the board of directors quarterly to ensure compliance with our stated risk management policy and documented risk management strategies. All strategies are reviewed on an ongoing basis by our risk management committee, which will add, remove or revise strategies in anticipation of changes in market conditions and/or in risk profiles. These changes in strategies are to position us in relation to our risk exposures in an attempt to capture market opportunities as they arise.

Please read Note 9 — “Derivatives” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for a discussion of the accounting treatment for the various types of derivative instruments, for a further discussion of our hedging policies and for more information relating to our implied crack spreads of crude oil, diesel, and gasoline derivative instruments.

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

Interest Rate Risk

Our exposure to interest rate changes on fixed and variable rate debt is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. The following table provides information about the fair value of our fixed and variable rate debt obligations as of December 31, 2024 and December 31, 2023, which we disclose in Note 8 — “Long-Term Debt” and Note 10 — “Fair Value Measurements” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.”

	December 31, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value

	(In millions)
Financial Instrument:
2024 Secured Notes	$—	$—	$179.7	$178.8
2025 Notes	$—	$—	$421.1	$411.5
2026 Notes	$358.0	$354.0	$—	$—
2027 Notes	$322.4	$323.1	$320.7	$322.3
2028 Notes	$331.8	$320.6	$325.7	$319.7
2029 Secured Notes	$206.1	$199.0	$—	—
Revolving credit facility	$286.6	$283.6	$136.7	$134.4
MRL revolving credit facility	$—	$(0.3)	$13.0	$12.4
MRL Term Loan Credit Agreement	$73.7	$71.4	$74.4	$71.6
Shreveport terminal asset financing arrangement	$42.1	$41.6	$50.8	$50.1
Montana terminal asset financing arrangement	$30.4	$30.2	$—	$—
Montana refinery asset financing arrangement	$108.7	$108.7	$—	$—
MRL asset financing arrangements	$368.1	$365.4	$384.6	$381.6

For our variable rate debt, if any, changes in interest rates generally do not impact the fair value of the debt instrument but may impact our future earnings and cash flows. We had a $650.0 million revolving credit facility and a $90.0 million revolving credit facility as of December 31, 2024, with borrowings for each revolving credit facility bearing interest at the prime rate or SOFR, at our option, plus the applicable margin. In addition, we had $73.7 million of borrowings outstanding under our MRL Term Loan Credit Agreement as of December 31, 2024, with borrowings bearing interest at SOFR plus 6.0% to 7.3% per annum. We had $286.6 million of outstanding variable rate debt as of December 31, 2024 and $149.7 million of outstanding variable rate debt as of December 31, 2023. Holding other variables constant (such as debt levels), a 100 basis point change in interest rates on our variable rate debt as of December 31, 2024, would be expected to have an impact on Net income (loss) of approximately $2.9 million per year.

Foreign Currency Risk

We have minimal exposure to foreign currency risk and as such the cost of hedging this risk is viewed to be in excess of the benefit of further reductions in our exposure to foreign currency exchange rate fluctuations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Calumet, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Calumet, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2025 expressed an unqualified opinion.

Change in accounting principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for segment disclosures in 2024 due to the adoption of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for the C-Corp Conversion

As described further in Note 1 and 2 to the consolidated financial statements, on July 10, 2024, the transactions contemplated by the Conversion Agreement, among the Company, Calumet Specialty Products Partner, L.P. (the “Partnership”), Calumet GP, LLC, the general partner of the Partnership (the “General Partner”), Calumet Merger Sub I LLC, Calumet Merger Sub II LLC and the other parties thereto, including The Heritage Group (collectively, the “Sponsor Parties”), as amended by the First Amendment to the Conversion Agreement, dated April 17, 2024 (such transactions, the “C-Corp Conversion”) were completed. With the assistance of a third-party subject matter expert, the Company accounted for the C-Corp Conversion as a common control transaction. As such, there were no changes in basis to the net assets recognized at the closing of the transaction.

The principal considerations for our determination that the accounting for the C-Corp Conversion is a critical audit matter are the complexity of the accounting principles required in determining that the same entity had control before and after the C-Corp Conversion, which included evaluating if the Partnership met the definition of a variable interest entity (“VIE”), evaluation of the General Partner and the Sponsor Parties in determination of the primary beneficiary of the VIE, and the significant judgment required by management in evaluating the Conversion Agreement and structure of the transaction. This required a high degree of auditor judgment and an increased extent of effort in performing procedures, including consultation with firm subject matter experts, to evaluate management’s conclusions and the audit evidence obtained.

Our audit procedures related to the accounting for the C-Corp Conversion included the following, among others:

●	We tested the effectiveness of controls over the Company’s accounting for significant non-routine transactions, including management’s controls over the identification and application of relevant GAAP, and over the prospective presentation of the Conversion in the consolidated financial statements.
●	We assessed the objectivity, experience, and qualifications of management’s third-party subject matter expert.
●	We read the Conversion Agreement and with the assistance of our subject matter experts, we evaluated management's analysis of the transaction, including i) the determination of control pre and post C-Corp Conversion taking into consideration the composition of the board of directors and other legal rights of the parties, and ii) the significance of the decision-making rights of each party in assessing which party has the power to direct the activities that most significantly affect who has control.
●	We evaluated the sufficiency of the disclosures in the consolidated financial statements of the Company with respect to this matter.

/s/ GRANT THORNTON LLP (PCAOB ID 248)

We have served as the Company’s auditor since 2024.

Pittsburgh, Pennsylvania

February 28, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Calumet, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Calumet, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 28, 2025 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Pittsburgh, Pennsylvania

February 28, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Calumet, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Calumet, Inc. (“the Company”) as of December 31, 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity / partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Company’s disclosure of an additional measure of segment profit or loss

In Note 18 to the consolidated financial statements, the Company has elected to disclose “Adjusted Earnings before interest, taxes, depreciation and amortization” as an additional segment profit or loss measure as permitted pursuant to ASC 280 and that the U.S. Securities and Exchange Commission (SEC) defines as a non-GAAP measure. Accordingly, we express no opinion on whether the additional segment profit or loss measure complies with SEC Regulation S-K, Item 10(e) and Regulation G, Item 101.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP (PCAOB ID 42)

We served as the Company’s auditor from 2002 to 2024.

Indianapolis, Indiana

February 29, 2024

except for the affects of adopting ASU 2023-07 in Note 18, as to which the date is February 28, 2025

CALUMET, INC.
CONSOLIDATED BALANCE SHEETS

	Year Ended December 31,
	2024	2023

	(In millions, except share/unit data)
ASSETS
Current assets:
Cash and cash equivalents	$38.1	$7.9
Accounts receivable, net:
Trade, less allowance for credit losses of $1.1 million and $1.2 million, respectively	241.7	252.4
Other	36.4	33.8
	278.1	286.2
Inventories	416.3	439.4
Derivative assets	—	9.6
Prepaid expenses and other current assets	33.5	51.6
Total current assets	766.0	794.7
Property, plant and equipment, net	1,438.8	1,506.3
Goodwill	173.0	173.0
Other intangible assets, net	22.0	28.5
Operating lease right-of-use assets	240.2	114.4
Other noncurrent assets, net	118.2	134.4
Total assets	$2,758.2	$2,751.3
LIABILITIES AND STOCKHOLDERS' EQUITY / PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
Accounts payable	$320.8	$322.0
Accrued interest payable	45.4	48.7
Accrued salaries, wages and benefits	94.7	87.1
Other taxes payable	11.9	13.5
Obligations under inventory financing agreements	32.0	190.4
Current portion of RINs obligation	245.4	277.3
Current portion of operating lease liabilities	58.8	75.6
Other current liabilities	19.1	42.4
Current portion of long-term debt	35.5	55.7
Total current liabilities	863.6	1,112.7
Pension and postretirement benefit obligations	4.0	4.2
Other long-term liabilities	110.0	10.4
Long-term operating lease liabilities	182.2	39.0
Long-term debt, less current portion	2,064.7	1,829.7
Total liabilities	$3,224.5	$2,996.0
Commitments and contingencies
Redeemable noncontrolling interest	$245.6	$245.6
Stockholders' equity / partners' capital (deficit):
Common stock: par value $0.01 per share, 700,000,000 shares authorized, and 85,950,493 shares issued and outstanding as of December 31, 2024.	$0.9	$—
Additional paid-in capital	825.4	—
Warrants: 2,000,000 warrants issued and outstanding as of December 31, 2024.	7.8	—
Accumulated deficit	(1,539.0)	—
Limited partners' interest (79,967,363 units issued and outstanding at December 31, 2023.)	—	(484.4)
General partners' interest	—	1.3
Accumulated other comprehensive loss	(7.0)	(7.2)
Total stockholders' equity / partners' capital (deficit)	(711.9)	(490.3)
Total liabilities and stockholders' equity / partners' capital (deficit)	$2,758.2	$2,751.3

See accompanying notes to consolidated financial statements.

CALUMET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022

	(In millions, except share/unit and per share/unit data)

Sales	$4,189.4	$4,181.0	$4,686.3
Cost of sales	3,958.6	3,729.3	4,334.6
Gross profit	230.8	451.7	351.7
Operating costs and expenses:
Selling	55.7	54.9	53.9
General and administrative	145.5	133.0	143.4
Taxes other than income taxes	20.7	21.5	13.7
Loss on impairment and disposal of assets	2.0	3.5	0.7
Other operating (income) expense	(1.2)	(28.4)	8.1
Operating income	8.1	267.2	131.9

Other income (expense):
Interest expense	(236.7)	(221.7)	(175.9)
Debt extinguishment costs	(0.4)	(5.9)	(41.4)
Gain (loss) on derivative instruments	9.3	9.9	(81.7)
Other income (expense)	(1.5)	0.2	(2.8)
Total other expense	(229.3)	(217.5)	(301.8)
Net income (loss) before income taxes	(221.2)	49.7	(169.9)
Income tax expense	0.8	1.6	3.4
Net income (loss)	$(222.0)	$48.1	$(173.3)
Allocation of net income (loss) to partners:
Net income (loss) attributable to partners		$48.1	$(173.3)
Less:
General partners' interest in net income (loss)		1.0	(3.5)
Net income (loss) available to limited partners		$47.1	$(169.8)
Earnings per share / Limited partners' interest net income (loss) per unit:
Basic and diluted	$(2.67)	$0.59	$(2.14)
Weighted average number of common shares outstanding / limited partner units outstanding:
Basic and diluted	83,146,680	80,075,530	79,336,283

See accompanying notes to consolidated financial statements.

CALUMET, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2024	2023	2022

	(In millions)
Net income (loss)	$(222.0)	$48.1	$(173.3)
Other comprehensive income:
Defined benefit pension and retiree health benefit plans	0.2	1.1	1.8
Total other comprehensive income	0.2	1.1	1.8
Comprehensive income (loss) attributable to stockholders' equity / partners' capital (deficit)	$(221.8)	$49.2	$(171.5)

See accompanying notes to consolidated financial statements.

CALUMET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY / PARTNERS’ CAPITAL (DEFICIT)

									Accumulated	Total
	Partners' Capital (Deficit)			Stockholders' Equity					Other	Stockholders' Equity
	Limited Partner	Limited	General	Common	Shares Issued	Additional		Accumulated	Comprehensive	Partners' Capital
	Units	Partners	Partner	Shares	Par Value	Paid-in Capital	Warrants	Deficit	Loss	(Deficit)

					(In millions)
Balance at December 31, 2021	78,676,262	$(378.8)	$3.8	—	$—	$—	$—	$—	$(10.1)	$(385.1)
Other comprehensive income	—	—	—	—	—	—	—	—	1.8	1.8
Net loss	—	(169.8)	(3.5)	—	—	—	—	—	—	(173.3)
Settlement of tax withholdings on equity-based incentive compensation	—	(4.1)	—	—	—	—	—	—	—	(4.1)
Settlement of phantom units	513,321	8.2	—	—	—	—	—	—	—	8.2
Modification of phantom units	—	13.5	—	—	—	—	—	—	—	13.5
Amortization of phantom units	—	5.7	—	—	—	—	—	—	—	5.7
Balance at December 31, 2022	79,189,583	$(525.3)	$0.3	—	$—	$—	$—	$—	$(8.3)	$(533.3)
Other comprehensive income	—	—	—	—	—	—	—	—	1.1	1.1
Net income	—	47.1	1.0	—	—	—	—	—	—	48.1
Settlement of tax withholdings on equity-based incentive compensation	—	(9.7)	—	—	—	—	—	—	—	(9.7)
Settlement of phantom units	777,780	2.8	—	—	—	—	—	—	—	2.8
Amortization of phantom units	—	0.7	—	—	—	—	—	—	—	0.7
Balance at December 31, 2023	79,967,363	$(484.4)	$1.3	—	$—	$—	$—	$—	$(7.2)	$(490.3)
Settlement of tax withholdings on equity-based incentive compensation	—	(5.2)	—	—	—	—	—	—	—	(5.2)
Settlement of phantom units	421,192	9.7	—	—	—	—	—	—	—	9.7
C-Corp Conversion (1)	(80,388,555)	479.9	(1.3)	80,388,555	0.8	837.6	—	(1,317.0)	—	—
Issuance of common shares	—	—	—	5,500,000	0.1	(5.5)	—	—	—	(5.4)
Issuance of warrants	—	—	—	—	—	(7.8)	7.8	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	0.2	0.2
Net loss	—	—	—	—	—	—	—	(222.0)	—	(222.0)
Settlement of tax withholdings on equity-based incentive compensation	—	—	—	—	—	(0.2)	—	—	—	(0.2)
Settlement of restricted stock units	—	—	—	61,938	—	1.3	—	—	—	1.3
Balance at December 31, 2024	—	$—	$—	85,950,493	$0.9	$825.4	$7.8	$(1,539.0)	$(7.0)	$(711.9)
(1)	Refer to Note 2 — “Summary of Significant Accounting Policies” for additional information.

See accompanying notes to consolidated financial statements.

CALUMET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022

	(In millions)
Operating activities
Net income (loss)	$(222.0)	$48.1	$(173.3)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	149.0	146.8	98.3
Amortization of turnaround costs	38.0	36.1	23.1
Non-cash interest expense	8.0	5.7	17.6
Debt extinguishment costs	0.4	1.6	41.4
Non-cash RINs (gain) expense	(31.9)	(199.1)	197.5
Unrealized (gain) loss on derivative instruments	5.9	(33.0)	45.9
Loss on impairment and disposal of assets	2.0	3.5	0.7
Equity based compensation	14.6	14.7	17.3
Lower of cost or market inventory adjustment	7.0	33.2	19.4
Other non-cash activities	(7.0)	0.5	2.2
Changes in assets and liabilities
Accounts receivable	8.0	(19.2)	(14.1)
Inventories	16.1	25.1	(190.5)
Prepaid expenses and other current assets	17.9	(25.9)	(5.6)
Turnaround costs	(20.6)	(47.9)	(62.6)
Other assets	(5.6)	(10.2)	—
Accounts payable	1.7	(12.4)	56.9
Accrued interest payable	(5.2)	15.3	8.4
Accrued salaries, wages and benefits	4.0	(17.1)	9.5
Other taxes payable	(1.6)	4.0	(2.1)
Other liabilities	(25.1)	15.3	10.6
Net cash provided by (used in) operating activities	(46.4)	(14.9)	100.6
Investing activities
Additions to property, plant and equipment	(76.7)	(271.8)	(536.2)
Proceeds from sale of property, plant and equipment	—	—	0.2
Net cash used in investing activities	(76.7)	(271.8)	(536.0)
Financing activities
Proceeds from borrowings — revolving credit facility	2,129.2	2,185.0	1,695.1
Repayments of borrowings — revolving credit facility	(1,979.3)	(2,152.3)	(1,591.1)
Proceeds from borrowings — MRL revolving credit agreement	159.1	93.2	—
Repayments of borrowings — MRL revolving credit agreement	(172.1)	(80.2)	—
Proceeds from borrowings — senior notes	554.4	325.0	325.0
Repayments of borrowings — senior notes	(592.5)	(121.0)	(363.1)
Payments on finance lease obligations	(1.1)	(1.0)	(0.9)
Proceeds from inventory financing	671.3	1,712.0	2,166.0
Payments on inventory financing	(708.5)	(1,753.9)	(2,132.6)
Proceeds from sale of redeemable noncontrolling interest in subsidiary	—	—	250.0
Payments for issuance of Preferred Units	—	—	(4.4)
Repayments of borrowings — MRL Credit Facility	—	—	(347.3)
Proceeds from other financing obligations	144.7	102.0	372.9
Payments on other financing obligations	(41.5)	(30.1)	(15.6)
Debt issuance costs	(9.4)	(12.5)	(5.3)
Net cash provided by financing activities	154.3	266.2	348.7
Net increase (decrease) in cash, cash equivalents and restricted cash	31.2	(20.5)	(86.7)
Cash, cash equivalents and restricted cash at beginning of period	14.7	35.2	121.9
Cash, cash equivalents and restricted cash at end of period	$45.9	$14.7	$35.2
Cash and cash equivalents	$38.1	$7.9	$35.2
Restricted cash	$7.8	$6.8	$—
Supplemental disclosure of cash flow information
Interest paid, net of capitalized interest	$232.0	$201.9	$151.4
Supplemental disclosure of non-cash investing activities
Non-cash property, plant and equipment additions	$30.7	$31.3	$136.9

See accompanying notes to consolidated financial statements.

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

Pursuant to the Conversion Agreement, among other things:

●	Merger Sub II merged with and into the Partnership, with the Partnership continuing as the surviving entity and a wholly owned subsidiary of the Company, and all of the common units representing limited partner interests in the Partnership (“Common Units”) were exchanged into the right to receive an equal number of shares of Common Stock (the “Partnership Merger”); and
●	Merger Sub I merged with and into the General Partner, with the General Partner continuing as the surviving entity and a wholly owned subsidiary of the Company, and all outstanding equity interests of the General Partner were exchanged into the right to receive an aggregate of 5.5 million shares of Common Stock and 2.0 million warrants to purchase common stock at an exercise price of $20.00 per share (subject to adjustment) on or prior to July 10, 2027 (the “GP Merger”).

On July 10, 2024, the Company issued (i) approximately 80.4 million shares of Common Stock to holders of the Common Units and (ii) 5.5 million shares of Common Stock and 2.0 million warrants to purchase common stock at an exercise price of $20.00 per share (subject to adjustment) to the Sponsor Parties, in each case, pursuant to the Conversion Agreement. As of December 31, 2024, the Company was a publicly traded Delaware corporation. The Company’s common shares are listed on the Nasdaq Global Select Market under the ticker symbol “CLMT.” Refer to Note 2 — “Summary of Significant Accounting Policies” for additional information.

The Company manufactures, formulates, and markets a diversified slate of specialty branded products and renewable fuels to customers across a broad range of consumer-facing and industrial markets. Calumet is headquartered in Indianapolis, Indiana and operates twelve facilities throughout North America.

2. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements and related notes reflect the accounts of the Company, its wholly-owned subsidiaries, and its majority-owned subsidiaries. All intercompany profits, transactions and balances have been eliminated.

Reclassifications

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

Use of Estimates

The Company’s consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash include all highly liquid investments with a maturity of three months or less at the time of purchase. Cash and cash equivalents are deposited primarily in banking institutions with global operations. We have not experienced any losses in such accounts. We believe we are not exposed to any significant credit risk related to cash and cash equivalents.

Restricted cash represents cash that is legally restricted under the MRL Term Loan Credit Agreement, and it is included in prepaid expenses and other current assets in the consolidated balance sheets because it is only available to make principal and interest payments under the terms of the agreement.

Accounts Receivable

The Company performs periodic credit evaluations of customers’ financial condition and generally does not require collateral. Accounts receivable are carried at their face amounts. The Company maintains an allowance for credit losses for estimated losses in the collection of accounts receivable. The Company makes estimates regarding the future ability of its customers to make required payments based on historical experience, the age of the accounts receivable balances, credit quality of its customers, current economic conditions, expected future trends and other factors that may affect customers’ ability to pay. Individual accounts are written off against the allowance for credit losses after all reasonable collection efforts have been exhausted.

The activity in the allowance for credit losses was as follows (in millions):

	December 31,
	2024	2023	2022
Beginning balance	$1.2	$1.3	$2.0
Provision	(0.1)	(0.1)	(0.7)
Write-offs, net	—	—	—
Ending balance	$1.1	$1.2	$1.3

Inventories

The cost of inventory is recorded using the last-in, first-out (“LIFO”) method. Costs include crude oil and other feedstocks, labor, processing costs and refining overhead costs. Inventories are valued at the lower of cost or market value. The replacement cost of these inventories, based on current market values, would have been $49.2 million and $67.8 million higher than the carrying value of inventory as of December 31, 2024 and 2023, respectively.

For the years ended December 31, 2024 and 2023, the Company sold inventory comprised of crude oil, refined products and renewable feedstocks under Supply and Offtake Agreements as described in Note 7 — “Inventory Financing Agreements” related to the Great Falls, Shreveport and Montana Renewables facilities.

Inventories consist of the following (in millions):

	December 31, 2024			December 31, 2023
		Supply and			Supply and
	Titled	Offtake		Titled	Offtake
	Inventory	Agreements (1)	Total	Inventory	Agreements (1)	Total
Raw materials	$45.3	$29.7	$75.0	$61.6	$27.6	$89.2
Work in process	63.8	33.7	97.5	72.3	36.7	109.0
Finished goods	160.3	83.5	243.8	162.1	79.1	241.2
	$269.4	$146.9	$416.3	$296.0	$143.4	$439.4
(1)	Amounts represent LIFO value and do not necessarily represent the value at which the inventory was sold. Please read Note 7 — “Inventory Financing Agreements” for further information.

Under the LIFO inventory method, the most recently incurred costs are charged to cost of sales and inventories are valued at the earliest acquisition costs, resulting in a better matching of costs and revenues. For the years ended December 31, 2024 and 2023, the Company recorded an increase (exclusive of lower of cost or market (“LCM”) adjustments) of $5.3 million and $2.4 million, respectively, in cost of sales in the consolidated statements of operations due to the liquidation of inventory layers. For the year ended December 31, 2022, the Company recorded a decrease (exclusive of LCM adjustments) of $12.8 million in cost of sales in the consolidated statements of operations due to the liquidation of inventory layers.

In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. During the years ended December 31, 2024, 2023, and 2022, the Company recorded an increase in cost of sales in the consolidated financial statements of operations of $7.0 million, $33.2 million, and $19.4 million, respectively, substantially all of which was the result of declining market prices for renewable feedstocks at our Montana Renewables facility.

Derivatives

The Company is exposed to fluctuations in the price of numerous commodities, such as crude oil (its principal raw material), as well as the sales prices of gasoline, diesel, natural gas and jet fuel. Given the historical volatility of commodity prices, these fluctuations can significantly impact sales, gross profit and net income. Therefore, the Company utilizes derivative instruments primarily to minimize its price risk and volatility of cash flows associated with the purchase of crude oil, natural gas, and the sale of fuel products. The Company employs various hedging strategies and does not hold or issue derivative instruments for trading purposes. For further information, please read Note 9 — “Derivatives.”

On a regular basis, the Company enters into commodity contracts with counterparties for the purchase or sale of crude oil, blendstocks and various finished products. These contracts usually qualify for the normal purchase / normal sale exemption under ASC 815 and, as such, are not measured at fair value.

Property, Plant and Equipment

Property, plant and equipment are stated on the basis of cost. Depreciation is calculated using the straight-line method over the estimated useful lives. Assets under finance leases are amortized over the lesser of the useful life of the asset or the term of the lease.

Property, plant and equipment, including depreciable lives, consisted of the following (in millions):

	December 31,
	2024	2023
Land	$10.2	$8.9
Buildings and improvements (10 to 40 years)	41.6	40.4
Machinery and equipment (10 to 20 years)	2,503.7	2,460.0
Furniture, fixtures and software (5 to 10 years)	47.5	47.1
Assets under finance leases (1 to 14 years) (1)	8.3	7.4
Construction-in-progress	42.0	39.5
	2,653.3	2,603.3
Less accumulated depreciation	(1,214.5)	(1,097.0)
	$1,438.8	$1,506.3
(1)	Assets under finance leases consist of buildings and machinery and equipment. As of December 31, 2024 and 2023, finance lease assets are recorded net of accumulated amortization of $5.8 million and $5.0 million, respectively.

Under the composite depreciation method, the cost of partial retirements of a group is charged to accumulated depreciation. However, when there are dispositions of complete groups or significant portions of groups, the cost and related accumulated depreciation are retired, and any gain or loss is reflected in earnings.

During 2024, 2023 and 2022, the Company incurred $238.8 million, $225.1 million and $194.5 million, respectively, of interest expense of which $2.1 million, $3.4 million and $18.6 million, respectively, was capitalized as a component of property, plant and equipment.

The Company periodically assesses its operations and legal requirements to determine if recognition of an asset retirement obligation is necessary. The Company has not recorded an asset retirement obligation as of December 31, 2024 or 2023 given the timing of any retirement and related costs are currently indeterminable.

During the years ended December 31, 2024, 2023 and 2022, the Company recorded $142.5 million, $138.6 million and $88.7 million, respectively, of depreciation expense on its property, plant and equipment. Depreciation expense included $0.8 million, $0.9 million and $0.7 million for the years ended 2024, 2023 and 2022, respectively, related to the Company’s finance lease assets.

The Company capitalizes the cost of computer software developed or obtained for internal use. Capitalized software is amortized using the straight-line method over five years. As of December 31, 2024 and 2023, the Company had $41.9 million and $41.9 million, respectively, of capitalized software costs. As of December 31, 2024 and 2023, the Company had $41.1 million and $40.5 million, respectively, of accumulated depreciation related to the capitalized software costs. During the years ended December 31, 2024, 2023 and 2022, the Company recorded $0.6 million, $0.7 million and $5.4 million, respectively, of amortization expense on capitalized computer software.

Goodwill

Goodwill represents the excess of purchase price over fair value of the net assets acquired in various acquisitions. Please read Note 5 — “Goodwill and Other Intangible Assets” for more information. The Company assesses goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with ASC 350, Intangibles — Goodwill and Other (Topic 350) and ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Under ASC 350, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test is unnecessary. The Company tests goodwill either quantitatively or qualitatively for impairment. The Company assessed goodwill for impairment qualitatively for the years ended December 31, 2024 and 2023, respectively.

In assessing the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company assesses relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgment and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and Company specific events and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact.

In the first step of the quantitative assessment, the Company’s assets and liabilities, including existing goodwill and other intangible assets, are assigned to the identified reporting units to determine the carrying value of the reporting units. Under ASU 2017-04, goodwill impairment testing is done by comparing the fair value of the reporting unit to its carrying value. If the carrying amount exceeds the fair value, the Company would recognize an impairment charge for the amount that the reporting unit’s carrying value exceeds the fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

When performing the quantitative assessment, the fair value of the reporting units is determined using the income approach. The income approach focuses on the income-producing capability of the reporting unit, measuring the current value of the reporting unit by calculating the present value of its future economic benefits such as cash earnings, cost savings, corporate tax structure and product offerings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the reporting unit. For more information, please read Note 5 — “Goodwill and Other Intangible Assets.”

Finite-Lived Intangible Assets

Finite-lived intangible assets consist of intangible assets associated with customer relationships, tradenames, trade secrets, patents and royalty agreements that were acquired in various acquisitions. The majority of these assets are being amortized using undiscounted estimated future cash flows over the term of the related agreements. Intangible assets associated with customer relationships are being amortized using the undiscounted estimated future cash flows method based upon assumed rates of annual customer attrition. For more information, please read Note 5 — “Goodwill and Other Intangible Assets.”

Other Noncurrent Assets

Other noncurrent assets include turnaround costs. Turnaround costs represent capitalized costs associated with the Company’s periodic major maintenance and repairs and the net carrying value of turnaround costs included in other noncurrent assets in the consolidated balance sheets were $109.5 million and $129.3 million as of December 31, 2024 and 2023, respectively. The Company capitalizes these costs and amortizes the costs on a straight-line basis over the lives of the turnaround assets which is generally two to five years. These amounts are net of accumulated amortization of $100.5 million and $68.9 million at December 31, 2024 and 2023, respectively. During the years ended December 31, 2024, 2023 and 2022, the Company recorded $38.0 million, $36.1 million, and $23.1 million, respectively, of amortization expense on its turnaround assets.

Renewable Identification Numbers (“RINs”) Obligation

The Company’s RINs volume obligation (“RVO” or “RINs Obligation”) is an estimated provision if future purchase of RINs were to be required in order to satisfy the U.S. Environmental Protection Agency’s (“EPA”) requirement to blend renewable fuels into certain transportation fuel products pursuant to the Renewable Fuel Standard (“RFS”) of the Clean Air Act (“CAA”). The Company has historically not been obligated to make these purchases. A RIN is a 38-character number assigned to each physical gallon of renewable fuel produced in or imported into the United States. The EPA sets annual volume obligations for the percentage of renewable fuels that must be blended into transportation fuels consumed in the U.S. Compliance is demonstrated by tendering RINs to the EPA documenting that blending has been accomplished or by obtaining a Small Refinery Exemption (“SRE”) as provided in the Clean Air Act. Prior to 2018, the Company historically received the Small Refinery Exemption after qualifying on the merits. The Company’s petitions for the Small

Refinery Exemption for compliance years 2018-2022 were included in blanket denials by EPA across the entire industry. EPA’s denials of Calumet’s 2018-2020 petitions have been overturned in litigation, as described below, and are back pending with EPA. The Company’s cases challenging EPA’s denials for program years 2021 and 2022 remain pending in the Fifth Circuit and D.C. Circuit. The 2023 petitions were recently denied by the EPA and are the subject of new legal proceedings. The 2024-25 petitions have not yet been decided by EPA.

The RVO is a quantity and cannot be settled financially with EPA. The Company accounts for its current period RVO by multiplying the quantity of RINs shortage (based on actual results) by the period end RINs spot price, which is recorded as a current liability in the consolidated balance sheets and revalued at the end of each subsequent accounting period, which produces non-cash mark-to-market adjustments that are reflected in cost of sales in the consolidated statements of operations (with the exception of RINs for compliance year 2019 related to the San Antonio refinery, which amount is reflected in other operating expense in the consolidated statements of operations). RINs generated by blending may be sold or held to offset future RVO. Any gains or losses from RINs sales are recorded in cost of sales in the consolidated statements of operations.

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

In May 2024, EPA filed a petition for writ of certiorari with the U.S. Supreme Court with respect to only the venue portion of the Fifth Circuit’s decision. Briefing is complete and the U.S. Supreme Court is scheduled to hear oral arguments in this case in March 2025.

2021-2022 RVO. In October 2022, Calumet applied for SREs for the 2021 and 2022 compliance years. In July 2023, EPA issued final decisions denying 26 pending petitions from small refineries seeking SREs for compliance years 2016 to 2023, including the 2021 and 2022 petitions for the Montana and Shreveport refineries, based on the same approach and analysis described by EPA in its June 2022 denials. The Company then filed petitions for review of the denials with the Fifth Circuit and D.C. Circuit and filed motions asking the courts to stay the Company’s 2021 and 2022 RFS obligations. In September 2023, the Fifth Circuit granted the Company’s motion for stay of the Shreveport refinery’s 2021 and 2022 RFS obligations which we expect will remain in effect until the Supreme Court renders its decision; the Company’s case challenging the denial of the Shreveport SREs for program years 2021 and 2022 remains pending in the Fifth Circuit. In October 2023, the D.C. Circuit granted the Company’s motion for stay of the Montana refinery’s 2021 and 2022 RFS obligations. In February 2025, the D.C. Circuit vacated and remanded EPA’s denials of Montana’s SREs for 2021-2022.

2023 RVO. In December 2023, Calumet applied for SREs for the 2023 compliance year for Montana and Shreveport. In January 2025, the EPA denied the 2023 SRE petitions for both Montana and Shreveport. The Company filed petitions for review of the denials with the Fifth Circuit and Ninth Circuit and filed motions asking those courts to stay the Company’s 2023 RFS obligations. In February 2025, the Fifth Circuit granted the Company’s motion for stay of the Shreveport refinery’s 2023 RFS obligations while the case is pending. The Company’s motion for stay in the Ninth Circuit remains pending.

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

As of December 31, 2024 and 2023, the Company had a RINs Obligation recorded on the consolidated balance sheets of $245.4 million and $277.3 million, respectively.

C-Corp Conversion

As described in Note 1 — “Description of the Business,” on the closing date of the C-Corp Conversion, the Company issued (i) approximately 80.4 million shares of Common Stock to holders of the Common Units and (ii) 5.5 million shares of Common Stock and 2.0 million warrants to purchase common stock at an exercise price of $20.00 per share (subject to adjustment) on or prior to July 10, 2027 to the Sponsor Parties, in each case, pursuant to the Conversion Agreement. The Company accounted for the C-Corp Conversion as a common control transaction and there were no changes in basis to the net assets recognized at the closing of the transaction. Further, the C-Corp Conversion did not result in a change in the reporting entity, and as such, the transaction was accounted for on a prospective basis in the Company’s consolidated financial statements. The 2.0 million warrants to purchase common stock at an exercise price of $20.00 per share (subject to adjustment) are included in Stockholders’ Equity on the consolidated balance sheets with a balance of $7.8 million for the period ended December 31, 2024. Refer to Note 10 — “Fair Value Measurements” for additional information related to the assumptions and inputs used to determine the fair value of the warrants.

Refer to Note 15 — “Income Taxes” for additional information regarding income tax considerations resulting from the C-Corp Conversion.

Impairment of Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used, including finite-lived intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset to be held and used is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset. In such an event, a write-down of the asset would be recorded through a charge to operations, based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using anticipated cash flows assumed by a market participant discounted at a rate commensurate with the risk involved. Long-lived assets to be disposed of other than by sale are considered held and used until disposal.

During the years ended December 31, 2024 and 2023, the Company did not identify any impairment indicators that suggested the carrying values of its long-lived assets are not recoverable at the asset groups within the Specialty Products and Solutions, Montana/Renewables, Performance Brands and Corporate segments. As a result of the long-lived asset impairment assessment performed, no impairment charges were recorded for the years ended December 31, 2024, 2023 and 2022.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue Recognition, which states that revenue is recognized when control of the promised goods are transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. Please read Note 3 — “Revenue Recognition” for additional information on our revenue recognition accounting policies and elections.

Revenues associated with transactions commonly called buy/sell contracts, in which the purchase and sale of inventory with the same counterparty are entered into “in contemplation” of one another, are combined and reported as a net purchase in cost of sales in the consolidated statements of operations.

Concentrations of Credit Risk

The Company performs periodic credit evaluations of its customers’ financial condition and in some instances requires cash in advance or letters of credit prior to shipment for domestic orders. For international orders, letters of credit are generally required, and the Company maintains insurance policies which cover certain export orders. The Company maintains an allowance for credit losses for estimated losses resulting from the inability of its customers to make required payments. The allowance for credit losses is developed based on several factors including historical experience, the age of the accounts receivable balances, credit quality of the Company’s customers, current economic conditions, expected future trends and other factors that may affect customers’ ability to pay, which exist as of the balance sheet dates. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company from time to time has derivative positions with a limited number of counterparties. The evaluation of these counterparties is performed quarterly in connection with the Company’s ASC 820-10, Fair Value Measurements and Disclosures, valuations to determine the impact of the counterparty credit risk on the valuation of its derivative instruments.

Earnings per Common Share

The Company calculates earnings per share under ASC 260-10, Earnings per Share. The Company computes earnings per common share by dividing net income (loss) attributable to Calumet stockholders by the weighted-average number of common shares outstanding for the year. Earnings per common share, assuming dilution, is computed by dividing net income attributable to Calumet stockholders by the weighted-average number of common shares outstanding for the year, increased by the effect of dilutive securities.

Stock-Based Compensation

For stock-based compensation equity awards, compensation expense is recognized in the Company’s consolidated financial statements on a straight-line basis over the awards’ vesting periods based on their fair values on the dates of grant. The stock-based compensation awards vest over a period not exceeding four years. The amount of compensation expense recognized at any date is at least equal to the portion of the grant date value of the award that is vested at that date. For more information, please read Note 12 — “Stock-Based Compensation.”

Stock-based compensation liability awards are awards that are currently expected to be settled in cash on their vesting dates rather than in common shares (“Liability Awards”). Liability Awards are recorded in accrued salaries, wages and benefits based on the vested portion of the fair value of the awards on the balance sheet date. The fair value of Liability Awards is updated at each balance sheet date and changes in the fair value of the vested portions of the Liability Awards are recorded as increases or decreases to compensation expense. The Company recognizes forfeitures as they occur. Please read Note 12 — “Stock-Based Compensation” for more information on Liability Awards.

Advertising Expenses

The Company expenses advertising costs as incurred which totaled $10.7 million, $10.6 million and $9.1 million for the years ended December 31, 2024, 2023, and 2022, respectively. Advertising expenses are reported as selling expenses in the consolidated statements of operations.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and deferred tax liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards, using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and deferred tax liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that these assets are more likely than not to be realized. In making such a determination, the Company considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. In the future, if the Company determined that deferred tax assets would be realized in excess of their net recorded amount, an adjustment would be made to the valuation allowance, which would reduce the provision for income taxes.

The Company records unrecognized tax benefits in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet.

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Improvements to Reportable Segment Disclosures.” This ASU requires, among other updates, enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Refer to Note 18 — “Segments and Related Information” for additional information related to our reportable segments, including disclosure of significant segment expenses.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures.” This ASU amends existing income tax disclosure guidance, primarily requiring more detailed disclosures for income taxes paid and the effective tax rate reconciliation. This ASU is effective for fiscal years beginning after December 15, 2024, may be applied prospectively or retrospectively, and allows for early adoption. The Company is currently evaluating the impact this update will have on its income tax disclosures in the consolidated financial statements.

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

Products

The Company manufactures, formulates, and markets a diversified slate of specialty branded products to customers in various consumer-facing and industrial markets. In addition, the Company produces fuel and fuel related products, including gasoline, diesel, jet fuel, asphalt, and other fuels products. At our Montana Renewables facility, we process a variety of geographically advantaged renewable feedstocks into renewable fuels, including: renewable diesel, sustainable aviation fuel, renewable hydrogen, renewable natural gas, renewable propane, and renewable naphtha. These renewable fuels are distributed into renewable markets in the western half of North America. The Company also blends, packages and markets high-performance branded specialty products through its Royal Purple, Bel-Ray, and TruFuel brands.

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

Revenue is recognized when obligations under the terms of a contract with a customer are satisfied and control of the promised goods are transferred to the customer. The contract with the customer states the final terms of the sale, including the description, quantity and price of each product or service purchased. For fuel products, payment is typically due in full between 2 to 30 days of delivery or the start of the contract term, such that payment is typically collected 2 to 30 days subsequent to the satisfaction of performance obligations. For renewable fuel products, payment is typically due in full between 7 to 14 days of delivery or the start of the contract term, such that payment is typically collected 7 to 14 days subsequent to the satisfaction of performance obligations. For specialty products, payment is typically due in full between 30 to 90 days of delivery or the start of the contract term, such that payment is typically collected 30 to 90 days subsequent to the satisfaction of performance obligations. In the normal course of business, the Company does not accept product returns unless the item is defective as manufactured. The expected costs associated with a product assurance warranty continues to be recognized as expense when products are sold. The Company does not offer promised services that could be considered warranties that are sold separately or provide a service in addition to assurance that the related product complies with agreed upon specifications. The Company establishes provisions based on the methods described in ASC 606 for estimated returns and warranties as variable consideration when determining the transaction price.

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

Contract Balances

Under product sales contracts, the Company invoices customers for performance obligations that have been satisfied, at which point payment is unconditional. Accordingly, a product sales contract does not give rise to contract assets or liabilities under ASC 606. The Company’s receivables, net of allowance for expected credit losses from contracts with customers as of December 31, 2024, 2023 and 2022, was $241.7 million, $252.4 million and $244.7 million, respectively.

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

4. Leases

The Company has various operating and finance leases primarily for the use of land, storage tanks, railcars, equipment, precious metals and office facilities that have remaining lease terms of greater than one year to fifteen years, some of which include options to extend the lease for up to 31 years, and some of which include options to terminate the lease within one year.

Supplemental balance sheet information related to the Company’s leases for the periods presented were as follows (in millions):

		December 31,	December 31,
Assets:	Classification:	2024	2023
Operating lease assets	Other noncurrent assets, net (1)	$240.2	$114.4
Finance lease assets	Property, plant and equipment, net (2)	2.5	2.4
Total leased assets		$242.7	$116.8
Liabilities:
Current
Operating	Other current liabilities	$58.8	$75.6
Finance	Current portion of long-term debt	1.0	1.1
Non-current
Operating	Other long-term liabilities	182.2	39.0
Finance	Long-term debt, less current portion	1.9	1.9
Total lease liabilities		$243.9	$117.6
(1)	During the years ended December 31, 2024 and 2023, the Company had additions to its operating lease right of use assets and operating lease liabilities of approximately $203.7 million and $81.2 million, respectively.
(2)	As of December 31, 2024 and 2023, finance lease assets are recorded net of accumulated amortization of $5.8 million and $5.0 million, respectively.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s leases for the periods presented were as follows (in millions):

		December 31,
Lease Costs:	Classification:	2024	2023	2022
Fixed operating lease cost	Cost of Sales; SG&A Expenses	$83.6	$75.6	$75.4
Short-term operating lease cost (1)	Cost of Sales; SG&A Expenses	8.8	9.5	8.2
Variable operating lease cost (2)	Cost of Sales; SG&A Expenses	4.5	3.6	19.2
Finance lease cost:
Amortization of finance lease assets	Cost of Sales	0.8	0.9	0.7
Interest on lease liabilities	Interest expense	0.2	0.2	1.3
Total lease cost		$97.9	$89.8	$104.8
(1)	The Company’s leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets.
(2)	The Company’s railcar leases typically include a mileage limit the railcar can travel over the life of the lease. For any mileage incurred over this limit, the Company is obligated to pay an agreed upon dollar value for each mile that is traveled over the limit.

Operating lease expense included in the consolidated statements of operations was $96.9 million, $88.7 million and $102.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. Cash paid related to operating lease obligations approximated lease expense for 2024, 2023 and 2022, respectively.

As of December 31, 2024, the Company had estimated minimum commitments for the payment of rentals under leases which, at inception, had a noncancelable term of more than one year, as follows (in millions):

	Operating	Finance
Maturity of Lease Liabilities	Leases (1)	Leases (2)	Total
2025	$75.1	$1.1	$76.2
2026	66.8	1.1	67.9
2027	62.5	0.5	63.0
2028	59.5	0.3	59.8
2029	5.8	0.1	5.9
Thereafter	16.8	0.1	16.9
Total	$286.5	$3.2	$289.7
Less: Interest	45.5	0.3	45.8
Present value of lease liabilities	$241.0	$2.9	$243.9
Less obligations due within one year	58.8	1.0	59.8
Long-term lease obligation	$182.2	$1.9	$184.1
(1)	As of December 31, 2024, the Company’s operating lease payments included no material options to extend lease terms that are reasonably certain of being exercised. The Company has no legally binding minimum lease payments for leases signed but not yet commenced as of December 31, 2024.
(2)	As of December 31, 2024, the Company’s finance lease payments included no material options to extend lease terms that are reasonably certain of being exercised. In addition, the Company has no legally binding minimum lease payments for leases that have been signed but not yet commenced as of December 31, 2024.

Weighted-Average Lease Term and Discount Rate

The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating and finance leases for the periods presented were as follows:

	December 31,	December 31,
Lease Term and Discount Rate:	2024	2023
Weighted-average remaining lease term (years):
Operating leases	4.4	2.6
Finance leases	3.1	3.1
Weighted-average discount rate:
Operating leases	8.1%	8.6%
Finance leases	8.0%	7.3%

5. Goodwill and Other Intangible Assets

For the years ended December 31, 2024 and 2023, the Company performed its annual goodwill assessment for each of the years then ended, and determined that the fair value of each of its reporting units with goodwill exceeded its carrying value. Thus, no impairment charge for goodwill related to the Specialty Products and Solutions segment or Performance Brands segment was recorded in the consolidated statements of operations for the years ended December 31, 2024 and 2023, respectively. There is no goodwill within the reporting units for the Montana/Renewables segment or the Corporate segment.

Inputs used to estimate the fair value of the Company’s reporting units are considered Level 3 inputs of the fair value hierarchy and include the following:

●	The Company’s financial projections for its reporting units are based on its analysis of various supply and demand factors which include, among other things, industry-wide capacity, its planned utilization rate, end-user demand, crack spreads, capital expenditures and economic conditions. Such estimates are consistent with those used in the

Company’s planning and capital investment reviews and include recent historical prices and published forward prices.
●	The discount rate used to measure the present value of the projected future cash flows is based on a variety of factors, including market and economic conditions, operational risk, regulatory risk and political risk. This discount rate is also compared to recent observable market transactions, if possible.

For Level 3 measurements, significant increases or decreases in long-term growth rates or discount rates in isolation or in combination could result in a significantly lower or higher fair value measurement.

Changes in goodwill balances for the periods indicated below are as follows (in millions):

	Specialty
	Products and	Performance	Consolidated
	Solutions	Brands	Total
Net balance as of December 31, 2022	$49.3	$123.7	$173.0
Additions	—	—	—
Impairment (1)	—	—	—
Net balance as of December 31, 2023	$49.3	$123.7	$173.0
Additions	—	—	—
Impairment (1)	—	—	—
Net balance as of December 31, 2024	$49.3	$123.7	$173.0
(1)	Total accumulated goodwill impairment as of December 31, 2024 and 2023, is $35.5 million.

Other intangible assets consist of the following (in millions):

	Weighted	December 31, 2024		December 31, 2023
	Average Life		Accumulated		Accumulated
	(Years)	Gross Amount	Amortization	Gross Amount	Amortization
Customer relationships	20	$181.8	$(163.3)	$181.8	$(158.8)
Tradenames	9	26.8	(25.9)	26.8	(24.9)
Trade secrets	11	52.9	(51.8)	52.9	(51.2)
Patents	10	1.6	(1.6)	1.6	(1.6)
Royalty agreements	18	6.1	(4.6)	6.1	(4.2)
	17	$269.2	$(247.2)	$269.2	$(240.7)

Tradenames, trade secrets, patents and royalty agreements are being amortized to properly match expenses with the undiscounted estimated future cash flows over the terms of the related agreements or the period expected to be benefited. The costs of agreements with terms allowing for the potential extension of such agreements are being amortized based on the initial term only. Customer relationships are being amortized to properly match expenses with the undiscounted estimated future cash flows based upon assumed rates of annual customer attrition. For the years ended December 31, 2024, 2023 and 2022, the Company recorded amortization expense of intangible assets of $6.5 million, $7.8 million and $9.5 million, respectively.

As of December 31, 2024, the Company estimates that amortization of intangible assets for the next five years will be as follows (in millions):

Amortization
Year	Amount
2025	$4.9
2026	$3.8
2027	$3.2
2028	$2.3
2029	$1.8

6. Commitments and Contingencies

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

Environmental

The Company conducts crude oil and specialty refining, blending and terminal operations and such activities are subject to stringent federal, regional, state and local laws and regulations governing worker health and safety, the discharge of materials into the environment and environmental protection. These laws and regulations impose obligations that are applicable to the Company’s operations, such as requiring the acquisition of permits to conduct regulated activities, restricting the manner in which the Company may release materials into the environment, requiring remedial activities or capital expenditures to mitigate pollution from former or current operations, requiring the application of specific health and safety criteria addressing worker protection and imposing substantial liabilities for pollution resulting from its operations. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties; the imposition of investigatory, remedial or corrective action obligations or the incurrence of capital expenditures; the occurrence of delays in the permitting, development or expansion of projects and the issuance of injunctive relief limiting or prohibiting Company activities. Moreover, certain of these laws impose joint and several, strict liability for costs required to remediate and restore sites where petroleum hydrocarbons, wastes or other materials have been released or disposed. In addition, new laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement or other developments, some of which legal requirements are discussed below, could significantly increase the Company’s operational or compliance expenditures.

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

Occupational Health and Safety

The Company is subject to various laws and regulations relating to occupational health and safety, including the OSH Act and comparable state laws. These laws and regulations strictly govern the protection of the health and safety of employees. In addition, OSHA’s hazard communication standard, the EPA’s community right-to-know regulations under Title III of the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended, and similar state statutes require the Company to maintain information about hazardous materials used or produced in the Company’s operations and provide this information to employees, contractors, state and local government authorities and customers.

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

Labor Matters

The Company has approximately 623 employees covered by various collective bargaining agreements, or approximately 38% of its total workforce of approximately 1,630 employees. These agreements have expiration dates of December 12, 2028, August 20, 2028, April 30, 2026, July 31, 2026, November 19, 2026, January 31, 2027, and April 30, 2025. The Company has approximately 18 employees, or 1% of its total workforce, who are covered by a collective bargaining agreement which will expire in less than one year and does not expect any work stoppages.

Other Matters, Claims and Legal Proceedings

The Company is subject to other matters, claims and litigation incidental to its business. The Company has recorded accruals with respect to certain of its matters, claims and litigation where appropriate, that are reflected in the audited consolidated financial statements but are not individually considered material. For other matters, claims and litigation, the Company has not recorded accruals because it has not yet determined that a loss is probable or because the amount of loss cannot be reasonably estimated. While the ultimate outcome of matters, claims and litigation currently pending cannot be determined, the Company currently does not expect these outcomes, individually or in the aggregate (including matters for which the Company has recorded accruals), to have a material adverse effect on its financial position, results of operations or cash flows. The outcome of any matter, claim or litigation is inherently uncertain, however, and if decided adversely to the Company, or if the Company determines that settlement of particular litigation is appropriate, the Company may be subject to liability that could have a material adverse effect on its financial position, results of operations or cash flows.

Standby Letters of Credit

The Company has agreements with various financial institutions for standby letters of credit which have been issued primarily to vendors. As of December 31, 2024 and 2023, the Company had outstanding standby letters of credit of $45.4 million and $29.9 million, respectively, under its senior secured revolving credit facility (the “revolving credit facility”). Please read Note 8 — “Long-Term Debt” for additional information regarding the Company’s revolving credit facility. At December 31, 2024 and 2023, the maximum amount of letters of credit the Company could issue under its revolving credit facility was subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $255.0 million, which may be increased with consent of the Agent (as defined in the Credit Agreement) to 90% of revolver commitments then in effect ($500.0 million at December 31, 2024 and 2023).

As of December 31, 2024 and 2023, the Company had availability to issue letters of credit of approximately $116.1 million and approximately $238.2 million, respectively, under its revolving credit facility.

Crude Oil Supply, Other Feedstocks and Finished Products

Purchase commitments consist primarily of obligations to purchase fixed volumes of crude oil, other feedstocks and finished products for resale from various suppliers based on current market prices at the time of delivery. The Company is currently purchasing a majority of its crude oil under month-to-month evergreen contracts or on a spot basis. Certain other feedstocks are purchased under various term supply agreements.

As of December 31, 2024, the estimated minimum purchase commitments under the Company’s crude oil, other feedstock supply and finished product agreements were as follows (in millions):

Year	Commitment
2025	$111.6
2026	22.2
2027	22.2
2028	22.2
2029	22.2
Thereafter	44.2
Total	$244.6

Throughput Contract

Prior to 2020, the Company entered into a long-term agreement to transport crude oil at a minimum of 5,000 bpd through a pipeline, which commenced service in the second quarter of 2020. The agreement also contains a capital recovery charge that increases 2% per annum. The agreement is for seven years.

As of December 31, 2024, the estimated minimum unconditional purchase commitments, including the capital recovery charge, under the agreement were as follows (in millions):

Year	Commitment
2025	$4.0
2026	4.0
2027	2.4
2028	—
Thereafter	—
Total (1)	$10.4
(1)	As of December 31, 2024, the estimated minimum payments for the unconditional purchase commitments have been accrued and are included in other current liabilities and other long-term liabilities in the consolidated balance sheets. This liability was accrued due to the fact that the contract was entered into to supply crude to a divested facility.

7. Inventory Financing Agreements

On January 17, 2024 (the “Effective Date”), the Company and J. Aron entered into a Monetization Master Agreement (the “Master Agreement”), a related Financing Agreement (the “Financing Agreement”) and a Supply and Offtake Agreement (together with the Master Agreement and the Financing Agreement, the “Shreveport Supply and Offtake Agreement”). Pursuant to the Shreveport Supply and Offtake Agreement, J. Aron agreed to, among other things, purchase from the Company, or extend to the Company, financial accommodations secured by crude oil and finished products located at the Company’s Shreveport facility on the Effective Date and from time to time, up to maximum volumes specified for crude oil and categories of finished products, subject to the Company’s repurchase obligations with respect thereto. The Shreveport Supply and Offtake Agreement replaced the Company’s previous inventory financing agreement with Macquarie, which terminated on January 17, 2024.

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

In March 2017, the Company entered into an agreement with Macquarie to support the operations of the Great Falls refinery (as amended, the “Great Falls Supply and Offtake Agreement”). The Great Falls Supply and Offtake Agreement terminated on December 13, 2023. The inventories that were previously associated with the Great Falls Supply and Offtake Agreement were added back to our revolving credit facility borrowing base. Upon termination of the Great Falls Supply and Offtake Agreement, the Company recognized a $17.9 million realized loss on derivative instruments, which was included in gain (loss) on derivative instruments in the consolidated statements of operations for the year ended December 31, 2023.

On October 3, 2023, Montana Renewables, LLC (“MRL”) and Wells Fargo Commodities, LLC (“Wells Fargo”) entered into (a) an ISDA 2002 Master Agreement (the “Master Agreement”), (ii) a Schedule to the ISDA 2002 Master Agreement (the “Schedule”), (iii) a Credit Support Annex to the ISDA 2002 Master Agreement (the “Credit Support Annex”), and (iv) a Renewable Fuel and Feedstock Repurchase Master Confirmation (together with the Master Agreement, the Schedule and the Credit Support Annex, collectively the “MRL Supply and Offtake Agreement” and, together with the Shreveport Supply and Offtake Agreement, the “Supply and Offtake Agreements”). Pursuant to the MRL Supply and Offtake Agreement, Wells Fargo agreed to, among other things, (a) purchase from MRL renewable feedstocks and finished products located at MRL’s Great Falls facility, subject to MRL’s repurchase obligations with respect thereto, and (b) provide certain financial accommodations to MRL secured by liens on certain renewable feedstocks and finished products owned by MRL. The MRL Supply and Offtake Agreement replaced MRL’s previous inventory financing agreement with Macquarie, which terminated on October 3, 2023. Upon termination of the inventory financing agreement with Macquarie, the Company recognized a $7.7 million realized gain on derivative instruments, which was included in gain (loss) on derivative instruments in the consolidated statements of operations for the year ended December 31, 2023.

On February 18, 2025, the Company repaid in full the outstanding obligations of approximately $32.5 million under the MRL Supply and Offtake Agreement. Refer to Note 21 — “Subsequent Events” for additional information.

While title to certain inventories will reside with the counterparties to the arrangements, the Supply and Offtake Agreements are accounted for by the Company similar to a product financing arrangement; therefore, the inventories sold to the counterparties will continue to be included in the Company’s consolidated balance sheets until processed and sold to a third party.

For the years ended December 31, 2024, 2023 and 2022, the Company incurred an expense of $19.0 million, $32.0 million, and $30.6 million, respectively, for financing costs related to the Supply and Offtake Agreements, which are included in interest expense in the Company’s consolidated statements of operations.

The Company’s inventory financing arrangement with Macquarie for the Company’s Shreveport facility in effect as of December 31, 2023, included a deferred payment arrangement (the “Deferred Payment Arrangement”) whereby the Company could defer payments on just-in-time crude oil purchases from Macquarie owed under the agreements up to the value of the collateral provided (90% of the collateral was inventory). The deferred amounts under the Deferred Payment Arrangement bore interest at a rate equal to the SOFR plus 3.25% per annum. Amounts outstanding under the Deferred Payment Arrangement were included in obligations under inventory financing agreements in the Company’s consolidated balance sheets. Changes in the amount outstanding under the Deferred Payment Arrangement were included within cash flows from financing activities in the consolidated statements of cash flows. As of December 31, 2023, the Company had $14.1 million of deferred payments outstanding for the inventory financing arrangements with Macquarie then in effect.

8. Long-Term Debt

Long-term debt consisted of the following (in millions):

	December 31,	December 31,
	2024	2023
Borrowings under amended and restated senior secured revolving credit agreement with third-party lenders, interest payments quarterly, borrowings due January 2027, weighted average interest rates of 7.5% and 7.4% for the year ended December 31, 2024 and the year ended December 31, 2023, respectively.	$286.6	$136.7
Borrowings under amended secured MRL revolving credit agreement with third-party lender, interest payments quarterly, borrowings due November 2027, weighted average interest rate of 7.3% and 11.2% for the year ended December 31, 2024 and the year ended December 31, 2023, respectively.	—	13.0
Borrowings under the 2024 Secured Notes, interest at a fixed rate of 9.25%, interest payments semiannually, borrowings due July 2024, effective interest rate of 9.5% for the year ended December 31, 2023. (1)	—	179.0
Borrowings under the 2025 Notes, interest at a fixed rate of 11.0%, interest payments semiannually, borrowings due April 2025, effective interest rate of 11.4% for the year ended December 31, 2024 and the year ended December 31, 2023.	—	413.5
Borrowings under the 2026 Notes, interest at a fixed rate of 11.0%, interest payments semiannually, borrowings due July 2027, effective interest rate of 11.1% for the year ended December 31, 2024.	354.4	—
Borrowings under the 2027 Notes, interest at a fixed rate of 8.125%, interest payments semiannually, borrowings due July 2027, effective interest rate of 8.3% for the year ended December 31, 2024 and the year ended December 31, 2023.	325.0	325.0
Borrowings under the 2028 Notes, interest at a fixed rate of 9.75%, interest payments semiannually, borrowings due July 2028, effective interest rate of 10.2% and 10.0% for the year ended December 31, 2024 and the year ended December 31, 2023, respectively.	325.0	325.0
Borrowings under the 2029 Secured Notes, interest at a fixed rate of 9.25%, interest payments semiannually, borrowings due July 2029, effective interest rate of 9.4% for the year ended December 31, 2024.	200.0	—
MRL Term Loan Credit Agreement	73.7	74.4
Shreveport terminal asset financing arrangement	42.1	50.8
Montana terminal asset financing arrangement	30.4	—
Montana refinery asset financing arrangement	108.7	—
MRL asset financing arrangements	368.1	384.6
Finance lease obligations, at various interest rates, interest and principal payments monthly through June 2028	2.9	3.0
Less unamortized debt issuance costs (2)	(14.4)	(16.1)
Less unamortized discounts	(2.3)	(3.5)
Total debt	$2,100.2	$1,885.4
Less current portion of long-term debt	35.5	55.7
Total long-term debt	$2,064.7	$1,829.7
(1)	As of December 31, 2023, $149.0 million of outstanding borrowings under the 2024 Secured Notes were excluded from current liabilities, as the outstanding borrowings were obligated to be redeemed, conditioned upon, on or before March 9, 2024, the completion of a private placement of at least $200.0 million aggregate principal amount of the Company’s senior debt securities.
(2)	Deferred debt issuance costs are being amortized by the effective interest rate method over the lives of the related debt instruments. These amounts are net of accumulated amortization of $31.6 million and $26.6 million at December 31, 2024 and 2023, respectively.

Senior Notes

9.25% Senior Secured First Lien Notes due 2029 (the “2029 Secured Notes”)

On March 7, 2024, the Company issued and sold $200.0 million in aggregate principal amount of 2029 Secured Notes in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The 2029 Secured Notes were issued at par for net proceeds of $199.0 million, after deducting transaction expenses. The Company used the net proceeds from the private placement of the 2029 Secured Notes, together with cash on hand, to redeem all of its outstanding 9.25% Senior Secured First Lien Notes due 2024 (the “2024 Secured Notes”) and $50.0 million aggregate principal amount of its outstanding 11.00% Senior Notes due 2025 (the “2025 Notes”). The Company redeemed $50.0 million aggregate principal amount of its outstanding 2025 Notes on April 15, 2024. Interest on the 2029 Secured Notes is paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2024.

9.75% Senior Notes due 2028 (the “2028 Notes”)

On June 27, 2023, the Company issued and sold $325.0 million in aggregate principal amount of 2028 Notes, in a private placement pursuant to Section 4(a)(2) of the Securities Act to eligible purchasers at par. The Company received net proceeds of $319.1 million, after deducting the initial purchasers’ discount and offering expenses, which the Company used a portion of the net proceeds to fund offers (collectively, the “Tender Offers”) to purchase (i) any and all of its outstanding $200.0 million in aggregate principal amount of 2024 Secured Notes (as defined below) and (ii) up to $100.0 million in aggregate principal amount of its outstanding 2025 Notes (as defined below) and pay related premiums and expenses, with the remaining net proceeds to be used for general Company purposes, including debt repayment. On June 28, 2023, in connection with the early settlement of the Tender Offers, the Company used approximately $125.5 million (excluding accrued and unpaid interest and related expenses) of the proceeds from the offering of the 2028 Notes to fund the repurchase of (i) approximately $21.0 million in aggregate principal amount of 2024 Secured Notes and (ii) $100.0 million in aggregate principal amount of the 2025 Notes and pay related premiums. Interest on the 2028 Notes is paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2024.

8.125% Senior Notes due 2027 (the “2027 Notes”)

On January 20, 2022, the Company issued and sold $325.0 million in aggregate principal amount of 2027 Notes, in a private placement pursuant to Section 4(a)(2) of the Securities Act to eligible purchasers at par. The Company received net proceeds of $319.1 million, after deducting the initial purchasers’ discount and offering expenses, which the Company used, along with cash on hand, to fund the redemption of $325.0 million aggregate principal amount of its 2023 Senior Notes at a redemption price of par, plus accrued and unpaid interest to the redemption date of February 11, 2022. In conjunction with the redemption of the 2023 Senior Notes, the Company recorded a loss from debt extinguishment of $1.0 million, which is reflected in loss from debt extinguishment in the consolidated statements of operations for the year ended December 31, 2022. Interest on the 2027 Notes is paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2022.

11.00% Senior Notes due 2026 (the “2026 Notes”)

On October 23, 2024, the Company, together with the Partnership and Calumet Finance Corp., wholly owned subsidiaries of the Company (collectively, the “Issuers”), entered into a Support Agreement (the “Support Agreement”) with holders (the “Supporting Holders”) of approximately 69% of the outstanding aggregate principal amount of the 2025 Notes. Pursuant to the Support Agreement, the Supporting Holders agreed, subject to the terms and conditions set forth therein, (i) to validly tender their 2025 Notes in the Exchange Offer (as defined below), (ii) not to withdraw or revoke any 2025 Notes tendered in the Exchange Offer and (iii) to cooperate with and support the Issuers’ efforts to consummate the Exchange Offer.

On October 23, 2024, the Issuers, with the support of the Supporting Holders, commenced a private exchange offer (the “Exchange Offer”) to certain eligible holders to exchange any and all of the outstanding 2025 Notes for newly issued

11.00% Senior Notes due 2026 (the “New Notes”), upon the terms and subject to the conditions set forth in the Offering Memorandum, dated October 23, 2024.

11.00% Senior Notes due 2025 (the “2025 Notes”)

On October 11, 2019, the Company issued and sold $550.0 million in aggregate principal amount of 11.00% Senior Notes due April 15, 2025, in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), to eligible purchasers at par. The Company received net proceeds of $539.9 million net of initial purchasers’ fees and estimated expenses, which it used, along with revolver borrowings and cash on hand, to fund the redemption of $761.2 million in aggregate principal amount of outstanding 6.50% Notes due 2021. Interest on the 2025 Notes is paid semiannually in arrears on April 15 and October 15 of each year.

On July 6, 2020, the Company commenced a consent solicitation to holders of the 2025 Notes for amendments to the indenture governing the 2025 Notes to allow for the consummation of the 2024 Notes Exchange Transaction. On August 5, 2020, the Company executed the First Supplemental Indenture to the indenture governing the 2025 Notes to allow the 2024 Notes Exchange Transaction.

During the year ended December 31, 2024, the Company exchanged $354.4 million aggregate principal amount of its 2025 Notes for newly issued 2026 Notes and repurchased $59.1 million aggregate principal amount of its 2025 Notes, plus accrued and unpaid interest, using $50.0 million of proceeds from the issuance of the 2029 Notes, together with $9.1 million of borrowings under the Company’s revolving credit facility.

9.25% Senior Secured First Lien Notes due 2024 (the “2024 Secured Notes”)

On August 5, 2020, we consummated a transaction whereby we exchanged approximately $200.0 million aggregate principal amount of our outstanding 2022 Notes for $200.0 million aggregate principal amount of newly issued 2024 Secured Notes, approximately at par (the “2024 Notes Exchange Transaction”). Interest on the 2024 Secured Notes is paid semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2021. The 2024 Secured Notes are secured by a first priority lien (subject to certain exceptions) on all the fixed assets that secure the Company’s obligations under their secured hedge agreements, as governed by the Collateral Trust Agreement.

On March 7, 2024, the Company redeemed $179.0 million aggregate principal amount, plus accrued and unpaid interest thereon up to, but not including the respective transaction date, of the 2024 Secured Notes with the net proceeds from the private placement of the 2029 Secured Notes.

Senior Notes

The 2025 Notes, 2026 Notes, 2027 Notes, 2028 Notes, and the 2029 Secured Notes (collectively, the “Senior Notes”) are subject to certain automatic customary releases, including the sale, disposition, or transfer of capital stock or substantially all of the assets of a subsidiary guarantor, designation of a subsidiary guarantor as unrestricted in accordance with the applicable indenture, exercise of legal defeasance option or covenant defeasance option, liquidation or dissolution of the subsidiary guarantor and a subsidiary guarantor ceases to both guarantee other Company debt and to be an obligor under the revolving credit facility. The Company’s operating subsidiaries may not sell or otherwise dispose of all or substantially all of their properties or assets to, or consolidate with or merge into, another company if such a sale would cause a default under the indentures governing the Senior Notes.

The indentures governing the Senior Notes contain covenants that, among other things, restrict the Company’s ability and the ability of certain of the Company’s subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Company’s equity or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred equity; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; (viii) engage in transactions with affiliates and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the Senior Notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings

(“S&P”) and no Default or Event of Default, each as defined in the indentures governing the Senior Notes, has occurred and is continuing, many of these covenants will be suspended. As of December 31, 2024, the Company was in compliance with all covenants under the indentures governing the Senior Notes.

Montana Refinery Asset Financing Arrangement

On September 30, 2024, Calumet Montana Refining, LLC (“Calumet Montana”), a subsidiary of the Company, entered into a Master Lease Agreement (together with Equipment Schedule No. 1 thereto) with Stonebriar Commercial Finance LLC (“Stonebriar”) related to a sale and leaseback transaction (the “Montana Refinery Asset Financing Arrangement”). Pursuant to the Montana Refinery Asset Financing Arrangement, Calumet Montana sold to and leased back from Stonebriar certain equipment comprising the specialty asphalt refinery located in Great Falls, Montana (the “Refinery Assets”), for a total purchase price of up to $150.0 million. Calumet Montana received $110.0 million of the total purchase price on September 30, 2024 and the remaining purchase price of $40.0 million on February 18, 2025 in connection with the funding of the first tranche of approximately $782 million under the DOE Facility. Please refer to Note 21 — “Subsequent Events” for additional information.

The Company has recorded the Montana Refinery Asset Financing Arrangement as a financial liability in the consolidated balance sheets.

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

The Company has recorded the MRL asset financing arrangements as a financial liability in the consolidated balance sheets.

Fourth, Fifth, Sixth, and Seventh Amendments to Third Amended and Restated Senior Secured Revolving Credit Facility

On January 17, 2024, the Company entered into the Fourth Amendment to its revolving credit facility (the “Credit Agreement”) governing its senior secured revolving credit facility maturing in January 2027, which provides maximum availability of credit under the revolving credit facility of $650.0 million, including a FILO tranche, subject to borrowing base limitations, and includes a $500.0 million incremental uncommitted expansion feature. Lenders under the revolving credit facility have a first priority lien on, among other things, the Company’s accounts receivable, inventory and substantially all of its cash (collectively, the “Credit Agreement Collateral”).

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

On January 6, 2025, the Company entered into the Seventh Amendment to the Credit Agreement to allow for permitted additional investments in MRHL not to exceed $170.0 million in an aggregate amount at any time outstanding in connection with the DOE Facility.

The borrowing capacity at December 31, 2024, under the revolving credit facility was approximately $448.1 million. As of December 31, 2024, the Company had $286.6 million of outstanding borrowings under the revolving credit facility and outstanding standby letters of credit of $45.4 million, leaving approximately $116.1 million of unused capacity.

The revolving credit facility contains various covenants that limit, among other things, the Company’s ability to: incur indebtedness; grant liens; dispose of certain assets; make certain acquisitions and investments; redeem or prepay other debt or make other restricted payments such as distributions to stockholders; enter into transactions with affiliates; and enter into a merger, consolidation or sale of assets. Further, the revolving credit facility contains a springing financial covenant which provides that only if the Company’s availability to borrow loans under the revolving credit facility falls below the sum of (a) the greater of (i) (x) 15% of the borrowing base then in effect at any time that the refinery asset borrowing base component is greater than $0 and (y) 10% of the borrowing base then in effect at any time that the refinery asset borrowing base component is equal to $0 and (ii) $45.0 million (which amount is subject to certain increases) plus (b) the amount of FILO Loans outstanding, then we will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.0 to 1.0. As of December 31, 2024, the Company was in compliance with all covenants under the revolving credit facility.

Amendment No. 1 to MRL Revolving Credit Agreement

On November 2, 2022 (the “Effective Date”), MRL entered into, as borrower, a Credit Agreement (the “MRL Revolving Credit Agreement”) with Montana Renewables Holdings LLC (“MRHL”), the parent company of MRL, and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and lender, which MRL Revolving Credit Agreement provides for a secured revolving credit facility in the maximum amount of $90.0 million outstanding, with the option to request additional commitments of up to $15.0 million, and with a maturity date of November 2, 2027. The borrowing capacity at December 31, 2024, under the MRL Revolving Credit Agreement was approximately $24.0 million. As of December 31, 2024, MRL had no outstanding borrowings under the MRL Revolving Credit Agreement and no outstanding standby letters of credit, leaving approximately $24.0 million of unused capacity.

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

Master Derivative Contracts

The Company’s payment obligations under all of the Company’s master derivatives contracts for commodity hedging generally are secured by a first priority lien on the Company’s real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the foregoing (including proceeds of hedge arrangements). The Company had no additional letters of credit or cash margin posted with any hedging counterparty as of December 31, 2024. The Company’s master derivatives contracts and Collateral Trust Agreement (as defined below) continue to impose a number of covenant limitations on the Company’s operating and financing activities, including limitations on liens on collateral, limitations on dispositions of collateral and collateral maintenance and insurance requirements.

Collateral Trust Agreement

The Company has a collateral trust agreement (the “Collateral Trust Agreement”) which governs how various secured Company creditors, including secured hedging counterparties, our creditor on a forward purchase contract for physical commodities, and holders of our 2029 Secured Notes share collateral pledged as security for the payment of respective payment obligations to them. The Collateral Trust Agreement limits to $150.0 million the extent to which forward purchase contracts for physical commodities are covered by, and secured under, the Collateral Trust Agreement and the Parity Lien Security Documents (as defined in the Collateral Trust Agreement). There is no such limit on financially settled derivative instruments used for commodity hedging. Subject to certain conditions set forth in the Collateral Trust Agreement, the Company has the ability to add secured parties from time to time.

Maturities of Long-Term Debt

As of December 31, 2024, principal payments on debt obligations and future minimum rentals on finance lease obligations are as follows (in millions):

Year	Maturity
2025	$43.5
2026	408.2
2027	679.0
2028	433.4
2029	241.3
Thereafter	312.9
Total	$2,118.3
(1)

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

As of December 31, 2024 and 2023, the Company was obligated to repurchase crude oil and refined products from its counterparties, then in effect, at the termination of the Supply and Offtake Agreements in certain scenarios. The Company has determined that the redemption feature on the initially recognized liability related to the Supply and Offtake

Agreements is an embedded derivative indexed to commodity prices. As such, the Company has accounted for this embedded derivative at fair value with changes in the fair value, if any, recorded in gain (loss) on derivative instruments in the Company’s consolidated statements of operations. Please read Note 7 — “Inventory Financing Agreements" for additional information.

The Company recognizes all derivative instruments at their fair values as either current assets or derivative liabilities or other noncurrent assets, net or other long-term liabilities in the consolidated balance sheets (please read Note 10 — “Fair Value Measurements”). Fair value includes any premiums paid or received and unrealized gains and losses. Fair value does not include any amounts receivable from or payable to counterparties, or collateral provided to counterparties. Derivative asset and liability amounts with the same counterparty are netted against each other for financial reporting purposes in accordance with the provisions of our master netting arrangements.

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative assets in the Company’s consolidated balance sheets (in millions):

		December 31, 2024			December 31, 2023
			Gross	Net Amounts		Gross	Net Amounts
			Amounts	of Assets		Amounts	of Assets
		Gross	Offset in the	Presented	Gross	Offset in the	Presented
		Amounts of	Consolidated	in the	Amounts of	Consolidated	in the
	Balance Sheet	Recognized	Balance	Consolidated	Recognized	Balance	Consolidated
	Location	Assets	Sheets	Balance Sheets	Assets	Sheets	Balance Sheets
Derivative instruments not designated as hedges:
Specialty Products and Solutions segment:
Crack spread swaps	Derivative assets / Other noncurrent assets, net	$—	$—	$—	$11.6	$—	$11.6
Total derivative instruments		$—	$—	$—	$11.6	$—	$11.6

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative liabilities in the Company’s consolidated balance sheets (in millions):

		December 31, 2024			December 31, 2023
Net Amounts
			Gross	of Liabilities		Gross	Net Amounts
			Amounts	Presented in		Amounts	of Liabilities
		Gross	Offset in the	the	Gross	Offset in the	Presented in
		Amounts of	Consolidated	Consolidated	Amounts of	Consolidated	the
	Balance Sheet	Recognized	Balance	Balance	Recognized	Balance	Consolidated
	Location	Liabilities	Sheets	Sheets	Liabilities	Sheets	Balance Sheets
Derivative instruments not designated as hedges:
Specialty Products and Solutions segment:
Inventory financing obligation	Obligations under inventory financing agreements	$—	$5.7	$5.7	$(52.5)	$—	$(52.5)
Total derivative instruments		$—	$5.7	$5.7	$(52.5)	$—	$(52.5)

Certain of the Company’s outstanding derivative instruments are subject to credit support agreements with the applicable counterparties which contain provisions setting certain credit thresholds above which the Company may be required to post agreed-upon collateral, such as cash or letters of credit, with the counterparty to the extent that the Company’s mark-to-market net liability, if any, on all outstanding derivatives exceeds the credit threshold amount per such credit support agreement. The majority of the credit support agreements covering the Company’s outstanding derivative instruments also contain a general provision stating that if the Company experiences a material adverse change in its business, in the reasonable discretion of the counterparty, the Company’s credit threshold could be lowered by such counterparty. The Company does not expect that it will experience a material adverse change in its business. The cash flow impact of the Company’s derivative activities are included within cash flows from operating activities in the consolidated statements of cash flows.

Derivative Instruments Not Designated as Hedges

For derivative instruments not designated as hedges, the change in fair value of the asset or liability for the period is recorded to gain (loss) on derivative instruments in the consolidated statements of operations. Upon the settlement of a derivative not designated as a hedge, the gain or loss at settlement is recorded to gain (loss) on derivative instruments in the consolidated statements of operations. The Company previously entered into crack spread swaps that were not designated as cash flow hedges for accounting purposes. However, these instruments provide economic hedges of the purchases and sales of the Company’s natural gas, crude oil, gasoline and refined products.

The Company recorded the following gains (losses) in its consolidated statements of operations related to its derivative instruments not designated as hedges (in millions):

	Amount of Realized
	Loss Recognized in Gain (Loss) on		Amount of Unrealized Gain (Loss)
	Derivative		Recognized in Gain (Loss) on Derivative
	Instruments		Instruments
	Year Ended December 31,		Year Ended December 31,
Type of Derivative	2024	2023	2024	2023
Specialty Products and Solutions segment:
Inventory financing obligation	$(61.3)	$—	$58.7	$(14.5)
Crack spread swaps	13.5	(21.8)	(11.6)	42.9
Montana/Renewables segment:
Inventory financing obligation	10.0	(1.3)	—	4.6
Total	$(37.8)	$(23.1)	$47.1	$33.0

Derivative Positions

At December 31, 2024, the Company had no outstanding derivative contracts.

10. Fair Value Measurements

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

Recurring Fair Value Measurements

Derivative Assets and Liabilities

Derivative instruments are reported in the accompanying consolidated financial statements at fair value. The Company’s derivative instruments consist of over-the-counter (“OTC”) contracts, which are not traded on a public exchange. Substantially all of the Company’s derivative instruments are with counterparties that have long-term credit ratings of at least A3 and BBB+ by Moody’s and S&P, respectively.

To estimate the fair values of the Company’s commodity derivative instruments, the Company uses the forward rate, the strike price, contractual notional amounts, the risk free rate of return and contract maturity. Various analytical tests are performed to validate the counterparty data. The fair values of the Company’s derivative instruments are adjusted for nonperformance risk and creditworthiness of the hedging entities through the Company’s credit valuation adjustment (“CVA”). The CVA is calculated at the counterparty level utilizing the fair value exposure at each payment date and applying a weighted probability of the appropriate survival and marginal default percentages. The Company uses the counterparty’s marginal default rate and the Company’s survival rate when the Company is in a net asset position at the payment date and uses the Company’s marginal default rate and the counterparty’s survival rate when the Company is in a net liability position at the payment date.

Observable inputs utilized to estimate the fair values of the Company’s derivative instruments were based primarily on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Based on the use of various unobservable inputs, principally non-performance risk, creditworthiness of the hedging entities and unobservable inputs in the forward rate, the Company has categorized these derivative instruments as Level 3. Significant increases (decreases) in any of those unobservable inputs in isolation would result in a significantly lower (higher) fair value measurement. The Company believes it has obtained the most accurate information available for the types of derivative instruments it holds. Please read Note 9 — “Derivatives” for further information on derivative instruments.

Pension Assets

Pension assets are reported at fair value in the accompanying consolidated financial statements. At December 31, 2024 and 2023, the Company’s investments associated with its Pension Plan (as such term is hereinafter defined) consisted of (i) cash and cash equivalents, (ii) fixed income bond funds, (iii) mutual equity funds, and (iv) mutual balanced funds. The fixed income bond funds, mutual equity funds, and mutual balanced funds that are measured at fair value using a market approach based on quoted prices from national securities exchanges are categorized in Level 1 of the fair value hierarchy. The fixed income bond funds, mutual equity funds, and mutual balanced funds that are measured at fair value using a market approach based on prices obtained from an independent pricing service are categorized in Level 2 of the fair value hierarchy.

Liability Awards

Stock-based compensation Liability Awards are awards that are currently expected to be settled in cash on their vesting dates, rather than in common shares. The Liability Awards are categorized as Level 1 because the fair value of the Liability Awards is based on the Company’s quoted closing price per common share as of each balance sheet date.

Precious Metals Obligations

The fair value of precious metals obligations is based upon unadjusted exchange-quoted prices and is, therefore, classified within Level 1 of the fair value hierarchy.

Hierarchy of Recurring Fair Value Measurements

The Company’s recurring assets and liabilities measured at fair value were as follows (in millions):

	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets:
Crack spread swaps	$—	$—	$—	$—	$—	$—	$11.6	$11.6
Inventory financing obligation	—	—	5.7	5.7	—	—	—	—
Total derivative assets	$—	$—	$5.7	$5.7	$—	$—	$11.6	$11.6
Pension plan investments	$3.7	$22.2	$—	$25.9	$3.5	$23.5	$—	$27.0
Total recurring assets at fair value	$3.7	$22.2	$5.7	$31.6	$3.5	$23.5	$11.6	$38.6
Liabilities:
Derivative liabilities:
Inventory financing obligation	$—	$—	$—	$—	$—	$—	$(52.5)	$(52.5)
Total derivative liabilities	$—	$—	$—	$—	$—	$—	$(52.5)	$(52.5)
Precious metals obligations	(5.2)	—	—	(5.2)	(6.9)	—	—	(6.9)
Liability awards	(67.8)	—	—	(67.8)	(64.2)	—	—	(64.2)
Total recurring liabilities at fair value	$(73.0)	$—	$—	$(73.0)	$(71.1)	$—	$(52.5)	$(123.6)

The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities (in millions):

	For the Year Ended December 31,

	2024	2023
Fair value at January 1,	$(40.8)	$(73.8)
Realized loss on derivative instruments	(37.8)	(23.1)
Unrealized gain on derivative instruments	47.1	33.0
Settlements	37.8	23.1
Fair value at December 31,	$6.3	$(40.8)
Total gain (loss) included in net income (loss) attributable to changes in unrealized gain (loss) relating to financial assets and liabilities held as of December 31,	$47.1	$33.0

Nonrecurring Fair Value Measurements

Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The Company assesses goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable. The fair value of the reporting units is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, corporate tax structure and product offerings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the reporting unit. These assets would generally be classified within Level 3, in the event that the Company were required to measure and record such assets at fair value within its consolidated financial statements. Please read Note 5 — “Goodwill and Other Intangible Assets” for further information on goodwill impairment.

The Company periodically evaluates the carrying value of long-lived assets to be held and used, including finite-lived intangible assets and property plant and equipment, when events or circumstances warrant such a review. Fair value is determined primarily using anticipated cash flows assumed by a market participant discounted at a rate commensurate with the risk involved and these assets would generally be classified within Level 3, in the event that the Company was required to measure and record such assets at fair value within its consolidated financial statements. Please read Note 2 — “Summary of Significant Accounting Policies” for further information on long-lived asset impairment.

The 2.0 million warrants to purchase common stock at an exercise price of $20.00 per share (subject to adjustment) issued to the Sponsor Parties pursuant to the Conversion Agreement were recorded at their fair value on July 10, 2024. The fair value of the warrants was determined using the Black-Scholes option pricing model based on assumptions that would generally be classified within Level 3 to record such warrants within Stockholders’ Equity in the consolidated balance sheets.

Estimated Fair Value of Financial Instruments

Cash, cash equivalents and restricted cash

The carrying value of cash, cash equivalents and restricted cash are each considered to be representative of their fair value.

Debt

The estimated fair value of long-term debt at December 31, 2024 and 2023, consists primarily of senior notes. The estimated aggregate fair value of the Company’s 2024 Secured Notes and 2025, 2026, 2027, and 2028 Senior Notes, and 2029 Secured Notes defined as Level 2 was based upon quoted prices for identical or similar liabilities in markets that are not active. The carrying value of borrowings, if any, under the Company’s revolving credit facility, MRL Revolving Credit Agreement, MRL asset financing arrangements, MRL term loan credit agreement, Montana refinery asset financing arrangement, finance lease obligations and other obligations are classified as Level 3. Please read Note 8 — “Long-Term Debt” for further information on long-term debt.

The Company’s carrying value and estimated fair value of the Company’s financial instruments, carried at adjusted historical cost, were as follows (in millions):

	December 31, 2024			December 31, 2023
	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Instrument:
2024 Secured Notes, 2025 Notes, 2026 Notes, 2027 Notes, 2028 Notes, and 2029 Secured Notes	2	$1,218.3	$1,196.7	$1,247.2	$1,232.3
Revolving credit facility	3	$286.6	$283.6	$136.7	$134.4
MRL revolving credit agreement	3	$—	$(0.3)	$13.0	$12.4
MRL term loan credit agreement	3	$73.7	$71.4	$74.4	$71.6
Shreveport terminal asset financing arrangement	3	$42.1	$41.6	$50.8	$50.1
Montana terminal asset financing arrangement	3	$30.4	$30.2	$—	$—
Montana refinery asset financing arrangement	3	$108.7	$108.7	$—	$—
MRL asset financing arrangements	3	$368.1	$365.4	$384.6	$381.6
Finance leases and other obligations	3	$2.9	$2.9	$3.0	$3.0

11. Stockholders’ Equity

Common Stock Authorized and Outstanding

As of December 31, 2024, the Company has 700,000,000 shares of common stock authorized for issuance and 85,950,493 shares of common stock issued and outstanding.

Preferred Stock Authorized and Outstanding

As of December 31, 2024, the Company has 100,000,000 shares of preferred stock authorized for issuance and no shares of preferred stock issued and outstanding.

Outstanding Warrants

As of December 31, 2024, there were outstanding warrants to purchase an aggregate of 2,000,000 shares of common stock at an exercise price of $20.00 per share (subject to adjustment). The outstanding warrants are exercisable through July 10, 2027.

12. Stock-Based Compensation

The Calumet, Inc. Long-Term Incentive Plan (the “Plan” or “LTIP”) was adopted by the Company on July 10, 2024, simultaneously with the closing of the transactions contemplated by the Conversion Agreement. The Plan was originally adopted by Calumet GP, LLC on January 24, 2006 and was subsequently amended and restated on December 10, 2015, December 9, 2021 and February 9, 2024, in each case, subject to approval by unitholders of Calumet Specialty Products Partners, L.P. The Plan is intended to promote the interests of the Company and its Affiliates by providing to employees, consultants and directors incentive compensation awards based on shares to encourage superior performance and align the interests of such individuals with the Company’s shareholders. The Plan is also contemplated to enhance the ability of the Company and its Affiliates to attract and retain the services of individuals who are essential for the growth and profitability of the Company and its Affiliates and to encourage them to devote their best efforts to advancing the business of the Company and its Affiliates.  The LTIP provides for the grant of an option, other cash-based awards, other stock-based awards, restricted stock units, restricted stock awards, and substitute awards. Following shareholder approval of the February 9, 2024 amendment to the LTIP, an aggregate of 8,483,960 common shares may be delivered pursuant to awards under the LTIP. Shares delivered or withheld from any award under the LTIP in satisfaction of the tax withholding obligations associated with such award are available for delivery pursuant to other awards. The LTIP is administered by the compensation committee of the Company’s board of directors.

Liability Awards are awards that are currently expected to be settled in cash on their vesting dates, rather than in common shares. Liability Awards are recorded in accrued salaries, wages and benefits in the consolidated balance sheets based on the vested portion of the fair value of the awards on the balance sheet date. The fair value of Liability Awards is updated at each balance sheet date and changes in the fair values of the vested portions of the awards are recorded as increases or decreases to compensation expense within general and administrative expense in the consolidated statements of operations.

Restricted Stock Units

Non-employee directors and certain management level employees of the Company have been granted restricted stock units under the terms of the LTIP as part of their respective compensation packages related to fiscal years 2024 and 2023. The restricted stock units granted to non-employee directors and employees related to fiscal years 2024 and 2023 vest in full on the third anniversary following the grant date.

Non-employee directors and certain senior management level employees of the Company are eligible to defer their earned director fees or earned annual cash incentive amounts, respectively, into the Deferred Compensation Plan. When such individuals elect to defer any portion of their compensation into the plans, these deferred amounts are credited to the participant in the form of restricted stock units. The compensation committee may recommend a matching contribution for the deferred amounts at its discretion.

For stock-based compensation equity awards, the Company uses the market price of its common shares on the grant date to calculate the fair value and related compensation cost of the restricted stock units. The Company amortizes this compensation cost to stockholders’ equity and general and administrative expense in the consolidated statements of operations using the straight-line method over the service period, as it expects these restricted stock units to fully vest.

A summary of the Company’s non-vested restricted stock units as of December 31, 2024, and the changes during the years ended December 31, 2024 and 2023, are presented below:

		Weighted-
	Number of	Average
	Restricted Stock Units	Grant Date Fair Value
Non-vested at January 1, 2022	2,128,561	$2.31
Granted	931,926	15.02
Vested	(1,706,783)	5.61
Forfeited	(39,322)	6.62
Non-vested at December 31, 2022	1,314,382	$6.58
Granted	1,216,817	17.53
Vested	(1,144,542)	11.08
Forfeited	(159,080)	11.89
Non-vested at December 31, 2023	1,227,577	$9.83
Granted	233,632	17.22
Vested	(205,074)	12.52
Forfeited	(45,824)	16.74
Non-vested at December 31, 2024	1,210,311	$16.57

For the year ended December 31, 2024, compensation expense of $19.7 million was recognized in the consolidated statements of operations related to restricted stock unit grants. For the year ended December 31, 2023, compensation expense of $21.8 million was recognized in the consolidated statements of operations related to restricted stock unit grants. As of December 31, 2024, there was a total of $11.6 million of unrecognized compensation costs related to non-vested restricted stock unit grants, all of which was attributable to Liability Awards. These costs are expected to be recognized over a weighted-average period of approximately two years. The total fair value of restricted stock units vested during the years ended December 31, 2024 and 2023, was $3.4 million and $19.8 million, respectively.

13. Employee Benefit Plans

Defined Contribution Plan

The Company has a domestic defined contribution plan administered by the Company’s benefits committee, with the oversight of the board of directors, for (i) all full-time employees that are eligible to participate in the plan (the “401(k) Plan”). Participants in the 401(k) Plan are allowed to contribute 1% to 70% of their pre-tax earnings to the plan, subject to government imposed limitations. The Company matches 100% of each 1% of eligible compensation contributed by the participant up to 4% and 50% of each additional 1% of eligible compensation contributed up to 6%, for a maximum contribution by the Company of 5% of eligible compensation contributed per participant. The 401(k) Plan also includes a profit-sharing component for eligible employees. Contributions under the profit-sharing component are determined by the Company’s board of directors and are discretionary. The funding policy is consistent with funding requirements of applicable laws and regulations.

The Company recorded the following 401(k) Plan matching contribution expense in the consolidated statements of operations (in millions):

	Year Ended December 31,
	2024	2023	2022
401(k) Plan matching contribution expense	$7.5	$7.0	$6.9

Defined Benefit Pension Plan

The Company has domestic noncontributory defined benefit plans for those salaried employees as well as those employees represented by either the United Steelworkers (the “USW”) or the International Union of Operating Engineers (the “IUOE”); who (i) were formerly employees of Penreco and became employees of the Company as a result of the acquisition of Penreco on January 3, 2008 (the “Penreco Pension Plan”) or (ii) were formerly employees of Montana Refining Company, Inc. and who became employees of the Company as a result of the acquisition of the Great Falls refinery on October 1, 2012 (the “Great Falls Pension Plan” and together with the Penreco Pension Plan, the “Pension Plan”).

Both the Penreco Pension Plan and the Great Falls Pension Plans were last amended in 2009 and 2015 respectively, which curtailed employees covered by the plans from accumulating additional benefits in subsequent years following the amendment date.

During 2024, the Company made an immaterial amount of contributions to its Pension Plan and expects to contribute less than $0.1 million to its Pension Plan in 2025.

The accumulated and projected benefit obligations for the Pension Plan was $29.3 million and $31.2 million as of December 31, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, the discount rate used to determine the benefit obligations was 5.54% and 4.97%, respectively, for the Penreco Pension Plan and 5.67% and 5.05%, respectively, for the Great Falls Pension Plan. For the years ended December 31, 2024 and 2023, the expected rate of return on plan assets was 6.70% and 5.25%, respectively, for the Penreco Pension Plan and 6.00% and 6.00%, respectively, for the Great Falls Pension Plan. The fair value of plan assets was $25.9 million and $27.0 million as of December 31, 2024 and 2023, respectively. The estimated benefit payments for the Pension Plan, which reflect expected future service, as appropriate, are expected to be less than $2.6 million in each of the next five years.

14. Accumulated Other Comprehensive Loss

The table below sets forth a summary of changes in accumulated other comprehensive loss by component for the years ended December 31, 2024 and 2023 (in millions):

	Defined Benefit
	Pension And
	Retiree Health
	Benefit Plans	Total
Accumulated other comprehensive loss at December 31, 2022	$(8.3)	$(8.3)
Other comprehensive income before reclassifications	1.1	1.1
Net current period other comprehensive income	1.1	1.1
Accumulated other comprehensive loss at December 31, 2023	$(7.2)	$(7.2)
Other comprehensive income before reclassifications	0.2	0.2
Net current period other comprehensive income	0.2	0.2
Accumulated other comprehensive loss at December 31, 2024	$(7.0)	$(7.0)

15. Income Taxes

The components of net income (loss) before income tax expense (benefit) were as follows (in millions):

	December 31,
	2024	2023	2022
Domestic	$(225.1)	$45.4	$(177.6)
Foreign	3.9	4.3	7.7
Total	$(221.2)	$49.7	$(169.9)

The components of the income tax expense (benefit) were as follows (in millions):

	December 31,
Current expense (benefit)	2024	2023	2022
Federal	$0.7	$—	$—
State	(0.7)	0.2	0.4
Foreign	1.2	1.5	2.5
Total	$1.2	$1.7	$2.9

Deferred expense (benefit)
Federal	$—	$—	$—
State	(0.4)	(0.1)	0.5
Foreign	—	—	—
Total	$(0.4)	$(0.1)	$0.5

Total income tax expense (benefit)	$0.8	$1.6	$3.4

The reconciliation between the effective tax rate to the U.S. statutory tax rate is as follows:

	December 31,
	2024	2023	2022
Federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax effect	3.6	0.2	(0.5)
Partnership earnings not subject to tax	(8.3)	(20.0)	(21.4)
Foreign taxes effect	0.5	2.8	(1.4)
Other nontaxable income	4.9	—	—
Other	0.5	—	—
Change in valuation allowance	(22.6)	(0.8)	0.4
Effective tax rate	(0.4)%	3.2%	(1.9)%

On July 10, 2024, Calumet, Inc. completed the Conversion pursuant to which it became the parent holding company of Calumet Specialty Products Partners, L.P. and its subsidiaries. Following the Conversion, the Company’s sole material asset is its interest in the Partnership, which for U.S. federal, state and local income tax purposes its net taxable income and related tax credits, if any, are passed through to its partners and included in the partner’s tax returns. The Partnership is also subject to and reports entity level taxes in certain states. The income tax burden on the earnings taxed to the unitholders other than Calumet, Inc. is not reported by the Company in its consolidated financial statements under U.S. GAAP. As a result, the Company’s effective tax rate differs materially from the statutory rate.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2024	2023
Deferred tax assets:
Investment in partnership	$190.4	$—
Net operating loss carryforwards	39.0	0.8
Interest expense limitation carryforwards	20.0	—
Other	3.2	0.8
Total deferred tax assets	$252.6	$1.6
Less: valuation allowance	(252.6)	(1.6)
Total deferred tax assets, net of valuation allowance	$—	$—

Deferred tax liabilities
Other	$—	$(0.4)
Total deferred tax liabilities	$—	$(0.4)

Net deferred tax asset (liability)	$—	$(0.4)

Due to the weight of objectively verifiable negative evidence, including its history of losses, the Company’s deferred tax assets have been fully offset by a valuation allowance.

As of December 31, 2024, the Company has federal and state net operating loss carryforwards of approximately $146.6 million and $122.6 million, respectively. Federal net operating losses carry forward indefinitely. Of the $122.6 million of state net operating loss carryforwards, $55.3 million carry forward indefinitely. The remaining state net operating loss carryforwards begin to expire in 2034.

As a result of the Company’s analysis, management has determined that the Company does not have any uncertain tax positions. The Company believes the income tax filing positions, including previous status as a pass-through entity, would be sustained on audit and do not anticipate any adjustments that would result in a material change to the consolidated balance sheet. As of December 31, 2024 and 2023, no material unrecognized tax benefits were recognized as liabilities in the consolidated balance sheet.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. The only material jurisdiction in which the Company operates is the United States. The Company’s federal and state tax returns remain subject to examination by taxing authorities for three years.

16. Earnings per Share/Unit

The following table sets forth the computation of basic and diluted earnings per share / limited partner unit (in millions, except share/unit and per share/unit data):

	Year Ended December 31,

	2024	2023	2022
Numerator for basic and diluted earnings per share / limited partner unit:
Net income (loss)	$(222.0)	$48.1	$(173.3)
Less:
General partner's interest in net income (loss)		1.0	(3.5)
Net income (loss) attributable to limited partners		$47.1	$(169.8)
Denominator for earnings per share / limited partner unit:
Weighted average number of basic and diluted common shares / limited partner units outstanding (1) (2)	83,146,680	80,075,530	79,336,283
Earnings per share / limited partners' interest net income (loss) per unit:
Basic and diluted	$(2.67)	$0.59	$(2.14)
(1)	There were no incremental shares that would have been dilutive in the computation of earnings per limited partner unit for the year ended December 31, 2023.
(2)	Total diluted weighted average common shares / limited partner units outstanding excludes a de-minimis amount of potentially dilutive restricted stock units / phantom units which would have been anti-dilutive for the years ended December 31, 2024 and 2022.

17. Transactions with Related Parties

During the years ended December 31, 2024, 2023, and 2022, the Company had product sales to related parties of $7.5 million, $8.4 million, and $16.5 million, respectively. Trade accounts and other receivables from related parties at December 31, 2024 and 2023 were $1.3 million and $1.7 million, respectively. The Company also had purchases from related parties during the years ended December 31, 2024, 2023, and 2022 of $2.8 million, $16.5 million, and $11.7 million, respectively. Accounts payable to related parties were $0.1 million and $5.9 million at December 31, 2024 and 2023, respectively.

18. Segments and Related Information

Segment Reporting

The Company determines its reportable segments based on how the business is managed internally for the products sold to customers, including how results are reviewed and resources are allocated. This is consistent with how our chief operating decision maker (“CODM”), who is our Chief Executive Officer, allocates resources and makes decisions. The Company’s operations are managed by the CODM using the following reportable segments:

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

The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies as disclosed in Note 2 — “Summary of Significant Accounting Policies,” except that the disaggregated financial results for the reporting segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting internal operating decisions. The Company accounts for inter-segment sales and transfers using market-based transfer pricing. The Company will periodically refine its expense allocation methodology for its segment reporting as more specific information becomes available and the industry or market changes. The CODM uses Adjusted EBITDA (a non-GAAP financial measure) to evaluate performance and allocate resources to each segment, primarily through periodic budgeting and segment performance reviews. The Company defines Adjusted EBITDA for any period as EBITDA adjusted for (a) impairment; (b) unrealized gains and losses from mark-to-market accounting for hedging activities; (c) realized gains and losses under derivative instruments excluded from the determination of net income (loss); (d) non-cash equity-based compensation expense and other non-cash items (excluding items such as accruals of cash expenses in a future period or amortization of a prepaid cash expense) that were deducted in computing net income (loss); (e) debt refinancing fees, extinguishment costs, premiums and penalties; (f) any net gain or loss realized in connection with an asset sale that was deducted in computing net income (loss); (g) amortization of turnaround costs; (h) LCM inventory adjustments; (i) the impact of liquidation of inventory layers calculated using the LIFO method; (j) RINs mark-to-market adjustments; and (k) all extraordinary, unusual or non-recurring items of gain or loss, or revenue or expense.

Reportable segment information is as follows (in millions):

	Specialty
	Products and	Performance	Montana/			Consolidated
Year Ended December 31, 2024	Solutions (1)	Brands (2)	Renewables (3)	Corporate	Eliminations	Total
Sales:
External customers	$2,789.3	$335.2	$1,064.9	$—	$—	$4,189.4
Inter-segment sales	23.3	0.4	—	—	(23.7)	—
Total sales	$2,812.6	$335.6	$1,064.9	$—	$(23.7)	$4,189.4

Cost of sales	$2,600.3	$239.9	$1,118.4	$—	$—	$3,958.6
Gross profit (loss)	$189.0	$95.3	$(53.5)	$-	$—	$230.8

Adjusted EBITDA	$193.6	$57.4	$16.7	$(72.9)	$—	$194.8
Reconciling items to net loss:
Depreciation and amortization	70.6	8.7	106.8	0.9	—	187.0
LCM / LIFO loss	0.2	0.6	11.5	—	—	12.3
Loss on impairment and disposal of assets	0.9	—	1.1	—	—	2.0
Interest expense	22.7	0.1	70.4	143.5	—	236.7
Debt extinguishment costs	0.1	—	—	0.3	—	0.4
Unrealized gain on derivatives	(47.1)	—	—	—	—	(47.1)
RINs mark-to-market gain	(45.0)	—	(21.4)	—	—	(66.4)
Other non-recurring expenses						75.5
Equity-based compensation and other items						19.7
Income tax expense						0.8
Noncontrolling interest adjustments						(4.1)
Net loss						$(222.0)

Capital expenditures	$49.5	$0.7	$43.3	$3.8	$—	$97.3
PP&E, net	$351.6	$31.4	$1,051.0	$4.8	$—	$1,438.8

	Specialty
	Products and	Performance	Montana/			Consolidated
Year Ended December 31, 2023	Solutions (1)	Brands (2)	Renewables (4)	Corporate	Eliminations	Total
Sales:
External customers	$2,876.9	$310.3	$993.8	$—	$—	$4,181.0
Inter-segment sales	17.2	0.3	—	—	(17.5)	—
Total sales	$2,894.1	$310.6	$993.8	$—	$(17.5)	$4,181.0

Cost of sales	$2,474.7	$228.2	$1,026.4	$—	$—	$3,729.3
Gross profit (loss)	$402.2	$82.1	$(32.6)	$-	$—	$451.7

Adjusted EBITDA	$251.2	$47.9	$30.2	$(68.8)	$—	$260.5
Reconciling items to net income:
Depreciation and amortization	76.8	9.9	95.2	1.1	—	183.0
LCM / LIFO (gain) loss	(2.1)	2.0	35.7	—	—	35.6
Loss on impairment and disposal of assets	—	—	3.5	—	—	3.5
Interest expense	27.9	0.1	65.4	128.3	—	221.7
Debt extinguishment costs	—	—	0.4	5.5	—	5.9
Unrealized (gain) loss on derivatives	(28.4)	—	(4.6)	—	—	(33.0)
RINs mark-to-market gain	(201.1)	—	(89.1)	—	—	(290.2)
Other non-recurring expenses						60.9
Equity-based compensation and other items						20.2
Income tax expense						1.6
Noncontrolling interest adjustments						3.2
Net income						$48.1

Capital expenditures	$82.2	$2.3	$234.6	$0.6	$—	$319.7
PP&E, net	$373.0	$33.4	$1,097.9	$2.0	$—	$1,506.3

	Specialty
	Products and	Performance	Montana/			Consolidated
Year Ended December 31, 2022	Solutions (5) (6)	Brands	Renewables (4)	Corporate	Eliminations	Total
Sales:
External customers	$3,508.0	$303.4	$874.9	$—	$—	$4,686.3
Inter-segment sales	24.7	—	—	—	(24.7)	—
Total sales	$3,532.7	$303.4	$874.9	$—	$(24.7)	$4,686.3

Cost of sales	$3,182.5	$247.8	$904.3	$—	$—	$4,334.6
Gross profit (loss)	$325.5	$55.6	$(29.4)	$-	$—	$351.7

Adjusted EBITDA	$379.4	$20.2	$75.8	$(85.4)	$—	$390.0
Reconciling items to net loss:
Depreciation and amortization	63.0	11.3	41.1	6.0	—	121.4
LCM / LIFO (gain) loss	(14.2)	(0.3)	21.1	—	—	6.6
Loss on impairment and disposal of assets	—	—	0.7	—	—	0.7
Interest expense	32.3	1.2	29.8	112.6	—	175.9
Debt extinguishment costs	—	—	38.3	3.1	—	41.4
Unrealized (gain) loss on derivatives	51.9	—	(6.0)	—	—	45.9
RINs mark-to-market loss	75.0	—	40.7	—	—	115.7
Other non-recurring expenses						15.6
Equity-based compensation and other items						34.4
Income tax expense						3.4
Noncontrolling interest adjustments						2.3
Net loss						$(173.3)

Capital expenditures	$68.4	$2.0	$528.1	$0.3	$—	$598.8
PP&E, net	$382.4	$34.1	$1,062.7	$2.8	$—	$1,482.0
(1)	For the years ended December 31, 2024 and 2023, Adjusted EBITDA for the Specialty Products and Solutions segment included a $6.2 million and $9.5 million gain recorded in cost of sales in the consolidated statements of operations, respectively, for proceeds received under the Company’s property damage insurance policy.
(2)	For the years ended December 31, 2024 and 2023, Adjusted EBITDA for the Performance Brands segment included a $5.8 million and $8.2 million gain recorded in cost of sales in the consolidated statements of operations, respectively, for proceeds received under the Company’s business interruption insurance policy.
(3)	For the year ended December 31, 2024, Adjusted EBITDA for the Montana/Renewables segment included a $19.6 million gain recorded in cost of sales in the consolidated statements of operations for proceeds received under the Company’s property damage insurance policy.
(4)	For the year ended December 31, 2023, Adjusted EBITDA for the Montana/Renewables segment excluded a $50.6 million charge to cost of sales in the consolidated statements of operations for losses under firm purchase commitments. For the year ended December 31, 2022, Adjusted EBITDA for the Montana/Renewables segment excluded a $13.0 million charge to cost of sales in the consolidated statements of operations for losses under firm purchase commitments.
(5)	For the year ended December 31, 2022, Adjusted EBITDA for the Specialty Products and Solutions segment included a $13.9 million gain recorded in cost of sales in the consolidated statements of operations for proceeds received under the Company’s business interruption insurance policy. The Company incurred business losses due to increased costs arising from a polar vortex that occurred in 2021 in northwest Louisiana. As a result, the Company filed a contingent business interruption claim. Specifically, the losses included a loss of throughput at the Shreveport refinery and additional transportation related expenses.
(6)	For the year ended December 31, 2022, Adjusted EBITDA for the Specialty Products and Solutions segment included a $4.4 million gain recorded in cost of sales in the consolidated statements of operations for proceeds received under the Company’s property damage insurance policy as a result of damages caused by a polar vortex that occurred in 2021.

Geographic Information

International sales accounted for less than ten percent of consolidated sales in each of the years ended December 31, 2024, 2023, and 2022, respectively.

Product Information

The Company offers specialty, fuels, renewable fuels and packaged products primarily in categories consisting of lubricating oils, solvents, waxes, gasoline, diesel, jet fuel, asphalt, heavy fuel oils, renewable fuels, high-performance branded specialty products, and other specialty and fuels products. The following table sets forth the major product category sales for each segment (dollars in millions):

	Year Ended December 31,
	2024		2023		2022

Specialty Products and Solutions:
Lubricating oils	$788.6	18.8%	$763.8	18.3%	$913.7	19.5%
Solvents	407.3	9.7%	398.5	9.5%	434.9	9.3%
Waxes	156.3	3.7%	163.9	3.9%	189.3	4.0%
Fuels, asphalt and other by-products	1,437.1	34.4%	1,550.7	37.1%	1,970.1	42.0%
Total	$2,789.3	66.6%	$2,876.9	68.8%	$3,508.0	74.8%
Montana/Renewables:
Gasoline	$140.8	3.4%	$167.2	4.0%	$188.1	4.0%
Diesel	114.6	2.7%	144.8	3.5%	391.8	8.4%
Jet fuel	18.2	0.4%	20.5	0.5%	41.8	0.9%
Asphalt, heavy fuel oils and other	159.6	3.8%	148.1	3.5%	253.2	5.4%
Renewable fuels	631.7	15.1%	513.2	12.3%	—	—%
Total	$1,064.9	25.4%	$993.8	23.8%	$874.9	18.7%

Performance Brands:	$335.2	8.0%	$310.3	7.4%	$303.4	6.5%

Consolidated sales	$4,189.4	100.0%	$4,181.0	100.0%	$4,686.3	100.0%

Major Customers

During the years ended December 31, 2024, 2023, and 2022 the Company had no customer that represented 10% or greater of consolidated sales.

Major Suppliers

During the year ended December 31, 2024, the Company had three counterparties that supplied approximately 83.6% of its crude oil supply. During the years ended December 31, 2023 and 2022, the Company had two counterparties that supplied approximately 90.2%, and 86.2%, respectively, of its crude oil supply.

19. Unrestricted Subsidiaries

As defined in the indentures governing the Company’s outstanding senior notes, an unrestricted subsidiary means Montana Renewables Holdings, MRL and any other subsidiary of the Company, other than Calumet Finance Corp., that is designated by the Company’s board of directors as an unrestricted subsidiary, but only to the extent that such subsidiary:

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

For the years ended December 31, 2024 and December 31, 2023, respectively, Montana Renewables Holdings and MRL were the only unrestricted subsidiaries of the Company. In accordance with the indentures governing the Company’s outstanding senior notes, the following table sets forth certain financial information of (i) the Company and its restricted subsidiaries, on a combined basis, (ii) the Company’s unrestricted subsidiaries, on a combined basis, and (iii) the Company and its subsidiaries, on a consolidated basis, in each case, as of December 31, 2024 and December 31, 2023, respectively.

	Parent
	Company and
	Restricted	Unrestricted		Consolidated
December 31, 2024	Subsidiaries	Subsidiaries	Eliminations	Total
Cash and cash equivalents	$8.9	$29.2	$—	$38.1
Accounts receivable - trade	$219.2	$22.5	$—	$241.7
Accounts receivable - other	$24.5	$11.9	$—	$36.4
Inventory	$379.9	$36.4	$—	$416.3
Prepaid expenses and other current assets	$20.5	$13.0	$—	$33.5
Property, plant and equipment, net	$688.5	$750.3	$—	$1,438.8
Operating lease right-of-use assets	$236.6	$3.6	$—	$240.2
Other noncurrent assets, net	$107.8	$10.4	$—	$118.2
Accounts payable	$279.5	$484.3	$(443.0)	$320.8
Accrued interest payable	$44.4	$1.0	$—	$45.4
Other taxes payable	$10.0	$1.9	$—	$11.9
Obligations under inventory financing agreements	$—	$32.0	$—	$32.0
Current portion of operating lease liabilities	$56.0	$2.8	$—	$58.8
Current portion of long-term debt	$16.4	$19.1	$—	$35.5
Long-term operating lease liabilities	$181.4	$0.8	$—	$182.2
Long-term debt, less current portion	$1,646.7	$516.0	$(98.0)	$2,064.7
Redeemable noncontrolling interest	$—	$245.6	$—	$245.6
Stockholders' equity	$(241.2)	$(426.2)	$(44.5)	$(711.9)

	Parent
	Company and
	Restricted	Unrestricted		Consolidated
December 31, 2023	Subsidiaries	Subsidiaries	Eliminations	Total
Cash and cash equivalents	$7.3	$0.6	$—	$7.9
Accounts receivable - trade	$230.7	$21.7	$—	$252.4
Accounts receivable - other	$24.8	$9.0	$—	$33.8
Inventory	$353.1	$86.3	$—	$439.4
Prepaid expenses and other current assets	$14.6	$37.0	$—	$51.6
Property, plant and equipment, net	$731.7	$774.6	$—	$1,506.3
Operating lease right-of-use assets	$108.1	$6.3	$—	$114.4
Other noncurrent assets, net	$127.3	$7.1	$—	$134.4
Accounts payable	$282.4	$333.3	$(293.7)	$322.0
Accrued interest payable	$47.8	$0.9	$—	$48.7
Other taxes payable	$11.9	$1.6	$—	$13.5
Obligations under inventory financing agreements	$126.0	$64.4	$—	$190.4
Other current liabilities	$20.4	$22.0	$—	$42.4
Current portion of operating lease liabilities	$72.2	$3.4	$—	$75.6
Current portion of long-term debt	$38.8	$16.9	$—	$55.7
Long-term operating lease liabilities	$36.0	$3.0	$—	$39.0
Long-term debt	$1,381.0	$548.7	$(100.0)	$1,829.7
Redeemable noncontrolling interest	$—	$245.6	$—	$245.6
Partners' capital (deficit)	$(174.3)	$(297.2)	$(18.8)	$(490.3)

The following table sets forth certain financial information of the Company’s unrestricted subsidiaries, on a combined basis, as of December 31, 2024, 2023 and 2022, respectively.

	Year Ended December 31,
	2024	2023	2022

	(In millions)

Sales	$631.7	$513.2	$65.9
Cost of sales	661.1	651.0	77.8
Gross profit (loss)	(29.4)	(137.8)	(11.9)
Operating costs and expenses:
General and administrative	29.2	22.1	2.0
Taxes other than income taxes	5.9	4.3	—
Loss on impairment and disposal of assets	1.1	3.4	—
Operating loss	(65.6)	(167.6)	(13.9)

Other income (expense):
Interest expense	(99.8)	(77.8)	(32.8)
Debt extinguishment costs	—	—	(38.3)
Gain on derivative instruments	10.0	5.3	11.3
Other income	0.8	1.1	0.4
Total other expense	(89.0)	(71.4)	(59.4)
Net loss	$(154.6)	$(239.0)	$(73.3)

20. Redeemable Noncontrolling Interest

On August 5, 2022 (the “Closing Date”), MRHL issued and sold 12,500,000 preferred units (“Preferred Units”) in MRHL to an affiliate of Warburg Pincus LLC for $250.0 million for an immediate cash payment of $200.0 million and the agreement to pay the remaining $50.0 million in cash not later than October 3, 2022 (the “Deferred Purchase Price”) in exchange for a 14.2045% Percentage Interest in MRHL. The Company received the cash payment for the Deferred

Purchase Price on October 3, 2022. The Preferred Units are not interest bearing and carry certain minimum return thresholds.

Holders of the Preferred Units are entitled to receive a preferred return equal to the greater of (i) an internal rate of return, or IRR, as defined in the Second Amended and Restated Limited Liability Company Agreement of MRHL (the “Second A&R LLC Agreement”), equal to 8.0% and (ii) a multiple on invested capital, or MOIC (as defined in the Second A&R LLC Agreement), initially equal to 1.35 and increasing by 0.01 each anniversary of the Closing Date up to a maximum MOIC equal to 1.40 on or after the fifth anniversary of the Closing Date (the “Preferred Return”). Pursuant to the Second A&R LLC Agreement, MRHL is required to distribute all Available Cash (as defined in the Second A&R LLC Agreement), to the members of MRHL (the “Members”) in the following priority: (i) 37.5% to the holders of the Preferred Units and 62.5% to all other Members pro rata based on their Percentage Interests (as defined in the Second A&R LLC Agreement) until the holders of the Preferred Units receive the Preferred Return and (ii) thereafter, 100.0% to the Members pro rata based on their Percentage Interests. Additionally, pursuant to the Second A&R LLC Agreement the Company is required to make distributions to the Members sufficient to enable them to pay, on a quarterly basis, federal, state and local taxes arising from the allocations made to such members. Further, such distributions are determined by the Company and shall be made within thirty (30) days after the close of each applicable quarter. Any tax liability distributions shall be treated as an advance against, and shall reduce the amount of, the next distribution that the members would otherwise receive pursuant to the agreement.

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

The redeemable noncontrolling interest in MRHL is reflected as temporary equity in the consolidated balance sheets due to the redemption features described above and included a balance of $245.6 million as of December 31, 2024 and 2023, respectively, which reflects the amount recorded for the Preferred Units at their issuance date fair value, net of issuance costs. As of the reporting date, there are no triggering, change of control, early redemption or monetization events that are probable that would require us to revalue the Preferred Units.

21. Subsequent Events

Equity Distribution Agreement

On January 14, 2025, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with BMO Capital Markets Corp. (the “Agent”) pursuant to which the Company may sell, from time to time, up to an aggregate offering price of $65.0 million of its common stock, par value $0.01 per share (the “Common Stock”), in an “at-the-market” equity offering program (the “ATM Offering”) through the Agent.

9.75% Senior Notes due 2028

On January 16, 2025, the Issuers issued $100.0 million aggregate principal amount of a new series of the Issuers’ 9.75% Senior Notes due 2028 (the “2028 Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act. The 2028 Notes were issued at 98% of par for net proceeds of approximately $96.2 million, after deducting the initial purchasers’ discount and estimated offering expenses. The Company intends to use the net proceeds from the offering of the Notes to redeem a portion of the Issuers’ outstanding 2026 Notes on or before April 15, 2025.

U.S. Department of Energy Facility

On January 10, 2025, MRL and the U.S. Department of Energy (the “DOE”), as guarantor and loan servicer, executed a Loan Guarantee Agreement (“LGA”) for a $1.44 billion guaranteed loan facility to fund the construction and expansion of the renewable fuels facility owned by MRL. The loan guarantee is structured in two tranches, with the first tranche of approximately $782 million disbursed on February 18, 2025 (the “Funding Date”) to fund eligible expenses previously incurred by MRL. MRL has the ability to draw additional tranches of up to approximately $658.0 million through a delayed draw construction facility.

In connection with the funding of the first tranche under the DOE Facility, MRL terminated (i) the MRL Asset Financing Arrangements, (ii) the MRL Term Loan Credit Agreement, (iii) the MRL Revolving Credit Agreement and (iv) the MRL Supply and Offtake Agreement.

On the Funding Date, the Company used a portion of the proceeds from the first tranche of the DOE Facility to:

●	repurchase all of the equipment associated with the MRL Asset Financing Arrangements for approximately $392.3 million (including exit fees of $23.0 million);
●	repay in full the outstanding loans of approximately $83.8 million under the MRL Term Loan Credit Agreement (including a make-whole premium of approximately $9.4 million and an early termination premium of approximately $0.7 million);
●	repay in full the outstanding loans of approximately $26.7 million under the MRL Revolving Credit Agreement; and
●	repay in full the outstanding obligations of approximately $32.5 million under the MRL Supply and Offtake Agreement.

Refer to Note 8 — “Long-Term Debt” for additional information regarding the MRL Asset Financing Arrangements, the MRL Term Loan Credit Agreement and MRL Revolving Credit Agreement Refer to Note 7 — “Inventory Financing Agreements” for further information regarding the MRL Supply and Offtake Agreement.

In addition, the Company received $40.0 million of cash from Stonebriar on the Funding Date in satisfaction of the remaining purchase price for the Montana Refinery Asset Financing Arrangement. Refer to Note 8 — “Long-Term Debt” for further information regarding the Montana Refinery Asset Financing Arrangement.

Sale of Assets Related to Industrial Portion of Royal Purple® Business

On February 28, 2025, the Company announced that it entered into a definitive agreement with a wholly owned subsidiary of Lubrication Engineers, Inc., a portfolio company of Aurora Capital Partners, to sell the industrial portion of its Royal Purple® business, for $110.0 million, subject to certain customary adjustments. The Company will retain the consumer portion of the Royal Purple® business. The Company expects to use the sale proceeds to primarily reduce its indebtedness. The transaction is expected to close in the first half of 2025, subject to customary regulatory approvals and other closing conditions.

Note 22. Revision of prior period presentation (Unaudited)

The Company has revised the presentation of the condensed consolidated balance sheet for the period ended December 31, 2023, the unaudited condensed consolidated statements of stockholders’ equity for the period ended September 30, 2023, and the unaudited earnings per share for the three and nine months ended September 30, 2023, all of which were presented in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024. The revision of the presentation for the aforementioned items is to conform with the Company’s determination to account for the C-Corp Conversion on a prospective basis; this determination was reached subsequent to the submission of the Company’s Quarter Report on Form 10-Q for the quarter ended September 30, 2024.

The revision of the financial statement presentation for stockholders’ equity on the unaudited condensed consolidated balance sheet for the period ended December 31, 2023 is summarized as follows.

	December 31, 2023
	(In millions, except share/unit data)
	As Previously Presented	Effect of Revised Presentation	As Revised
Stockholders' equity / Partners’ capital (deficit):
Common stock: par value $0.01 per share, 700,000,000 shares authorized and 79,967,363 shares issued and outstanding as of December 31, 2023	$0.8	$(0.8)	$—
Additional paid-in capital	1,498.6	(1,498.6)	—
Accumulated deficit	(1,982.5)	1,982.5	—
Limited partners’ interest (79,967,363 units issued and outstanding at December 31, 2023)	—	(484.4)	(484.4)
General partner’s interest	—	1.3	1.3
Accumulated other comprehensive loss	(7.2)	—	(7.2)
Total stockholders' equity / partners’ capital (deficit)	$(490.3)	$0.0	$(490.3)

The revision of the financial statement presentation for earnings per share included in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2023 is summarized as follows.

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	As Previously	Effect of		As Previously	Effect of
	Presented	Revised Presentation	As Revised	Presented	Revised Presentation	As Revised

	(In millions, except share/unit and per share/unit data)
Net income	$99.8	$—	$99.8	$96.1	$—	$96.1
Allocation of net income to partners:
Net income attributable to partners	$—	$99.8	$99.8	$—	$96.1	$96.1
Less:
General partners’ interest in net income	—	2.0	2.0	—	1.9	1.9
Non-vested share based payments	—	0.1	0.1	—	0.1	0.1
Net income available to limited partners	$—	$97.7	$97.7	$—	$94.1	$94.1
Weighted average limited partner units outstanding:
Basic	80,172,810		80,172,810	80,046,930	—	80,046,930
Diluted	80,387,278	—	80,387,278	80,148,519	—	80,148,519
Earnings per share / Limited partners' interest net income (loss) per unit:
Basic	$1.24	$(0.02)	$1.22	$1.20	$(0.02)	$1.18
Diluted	$1.24	$(0.02)	$1.22	$1.20	$(0.03)	$1.17

The revision of the financial statement presentation for the unaudited consolidated statements of stockholders’ equity as of September 30, 2023 is summarized as follows.

	Accumulated Other	Shares Issued	Additional			Partners’ Capital (Deficit)
	Comprehensive	Par	Paid-in		Accumulated	General	Limited
	Loss	Value	Capital	Warrants	Deficit	Partner	Partners	Total

	(In millions)
Balance at June 30, 2023 (as previously presented)	$(8.2)	$0.8	$1,498.3	$—	$(2,034.3)	$—	$—	$(543.4)
Other comprehensive income	0.1	—	—	—	—	—	—	0.1
Net income	—	—	—	—	99.8	—	—	99.8
Amortization of phantom units	—	—	0.3	—	—	—	—	0.3
Balance at September 30, 2023 (as previously presented)	$(8.1)	$0.8	$1,498.6	$—	$(1,934.5)	$—	$—	$(443.2)

Effect of Revised Presentation
Balance of June 30, 2023 Stockholders' equity / Partners' capital (deficit)	—	(0.8)	(1,498.3)	—	2,034.3	0.2	(535.4)	—
Net income / Net income attributable to partners	—	—	—	—	(99.8)	2.0	97.8	—
Amortization of phantom units	—	—	(0.3)	—	—	—	0.3	—
Balance at September 30, 2023 (revision impacts)	$—	$(0.8)	$(1,498.6)	$—	$1,934.5	$2.2	$(437.3)	$—

As Revised
Balance at June 30, 2023 (as revised)	$(8.2)	$—	$—	$—	$—	$0.2	$(535.4)	$(543.4)
Other comprehensive income	0.1	—	—	—	—	—	—	0.1
Net income / Net income attributable to partners	—	—	—	—	—	2.0	97.8	99.8
Amortization of phantom units	—	—	—	—	—	—	0.3	0.3
Balance at September 30, 2023 (as revised)	$(8.1)	$—	$—	$—	$—	$2.2	$(437.3)	$(443.2)

	Accumulated
	Other	Shares Issued	Additional			Partners’ Capital (Deficit)
	Comprehensive	Par	Paid-in		Accumulated	General	Limited
	Loss	Value	Capital	Warrants	Deficit	Partner	Partners	Total

	(In millions)
Balance at December 31, 2022 (as previously presented)	$(8.3)	$0.8	$1,504.8	$—	$(2,030.6)	$—	$—	$(533.3)
Other comprehensive income	0.2	—	—	—	—	—	—	0.2
Net income	—	—	—	—	96.1	—	—	96.1
Settlement of tax withholdings on equity-based incentive compensation	—	—	(9.6)	—	—	—	—	(9.6)
Settlement of phantom units	—	—	2.7	—	—	—	—	2.7
Amortization of phantom units	—	—	0.7	—	—	—	—	0.7
Balance at September 30, 2023 (as previously presented)	$(8.1)	$0.8	$1,498.6	$—	$(1,934.5)	$—	$—	$(443.2)

Effect of Revised Presentation
Balance of December 31, 2022 Stockholders' equity / Partners' capital (deficit)	—	(0.8)	(1,504.8)	—	2,030.6	0.3	(525.3)	—
Net income / Net income attributable to partners	—	—	—	—	(96.1)	1.9	94.2	—
Settlement of tax withholdings on equity-based incentive compensation	—	—	9.6	—	—	—	(9.6)	—
Settlement of phantom units	—	—	(2.7)	—	—	—	2.7	—
Amortization of phantom units	—	—	(0.7)	—	—	—	0.7	—
Balance at September 30, 2023 (revision impacts)	$—	$(0.8)	$(1,498.6)	$—	$1,934.5	$2.2	$(437.3)	$—

As Revised
Balance at December 31, 2022 (as revised)	$(8.3)	$—	$—	$—	$—	$0.3	$(525.3)	$(533.3)
Other comprehensive income	0.2	—	—	—	—	—	—	0.2
Net income / Net income attributable to partners	—	—	—	—	—	1.9	94.2	96.1
Settlement of tax withholdings on equity-based incentive compensation	—	—	—	—	—	—	(9.6)	(9.6)
Settlement of phantom units	—	—	—	—	—	—	2.7	2.7
Amortization of phantom units	—	—	—	—	—	—	0.7	0.7
Balance at September 30, 2023 (as revised)	$(8.1)	$—	$—	$—	$—	$2.2	$(437.3)	$(443.2)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Calumet, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and board of directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”), and has concluded that we maintained effective internal control over financial reporting as of December 31, 2024.

Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2024, as stated in their report, which is included herein.

Remediation of Material Weakness

As of March 31, 2024, we have remediated the previously disclosed material weakness related to addressing subsequent measurement of redeemable noncontrolling interests, including consideration of attribution of income and loss to redeemable noncontrolling interests. The controls continued to operate effectively as of December 31, 2024.

With oversight from senior management, as well as oversight by the audit committee of the board of directors, we implemented changes to our internal control over financial reporting, which contributed to the remediation of the material weakness described above. Remediation activities included the following:

●	Prepared and reviewed technical accounting memos for material non-routine transactions.
●	Engaged third party resources with technical accounting expertise to assist with the evaluation of the accounting treatment for subsequent measurement of redeemable noncontrolling interests.
●	Ensured that appropriate controls were in place to evaluate the ongoing accounting for redeemable noncontrolling interests.

Changes in Internal Control over Financial Reporting

Other than those described above, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(c) Trading Plans

On November 15, 2024, Stephen Mawer, chairman of the board of directors of the Company, as Authorized Individual of the General Partner, Mawer Enterprises LLC, and on behalf of Mawer Investments Ltd., adopted a trading plan (the “Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Mr. Mawer has a controlling interest in Mawer Enterprises LLC, the general partner of Mawer Investments Ltd. The Plan will commence on March 5, 2025 and expire on December 31, 2025. The Plan provides for the potential sale of up to 40,205 shares of common stock of Calumet, Inc. pursuant to the terms of the Plan.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406, 407(c)(3), (d)(4) and (d)(5) and 408(b) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the 2025 annual meeting of stockholders and is incorporated herein by reference.

Item 11. Executive and Director Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the 2025 annual meeting of stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The equity compensation plan information required by Item 401(d) and the information required by Item 403 of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the 2025 annual meeting of stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the 2025 annual meeting of stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A in response to this item will be set forth in our definitive proxy statement for the 2025 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits

(a)(1) Consolidated Financial Statements

The consolidated financial statements of Calumet, Inc. are included in Part II, Item 8 “Financial Statements and Supplementary Data.”

(a)(2) Financial Statement Schedules

All schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

See Index to Exhibits of this Annual Report.

Index to Exhibits

Exhibit Number		Description
2.1	—

Partnership Restructuring Agreement, dated as of November 9, 2023, by and among the Partnership, the General Partner and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed with the Commission on November 9, 2023 (File No. 000-51734)).

2.2	—

First Amendment to Partnership Restructuring Agreement, dated as of February 9, 2024, by and among Calumet Specialty Products Partners, L.P., Calumet GP, LLC and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed with the Commission on February 12, 2024 (File No. 000-51734)).

2.3	—

Conversion Agreement, dated as of February 9, 2024, by and among Calumet Specialty Products Partners, L.P., Calumet GP, LLC, Calumet, Inc., Calumet Merger Sub I LLC, Calumet Merger Sub II LLC and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed with the Commission on February 12, 2024 (File No. 000-51734)).

2.4	—

First Amendment to Conversion Agreement, dated as of April 17, 2024, by and among Calumet , Inc., Calumet Specialty Products Partners, L.P., Calumet GP, LLC, Calumet Merger Sub I LLC, Calumet Merger Sub II LLC and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed with the Commission on April 19, 2024 (File No. 000-51734)).

3.1	—

Amended and Restated Certificate of Incorporation of Calumet, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2024 (File No. 001-42172)).

3.2	—	Amended and Restated Bylaws of Calumet, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2024 (File No. 001-42172)).
4.1*	—	Description of Capital Stock.
4.2	—

Indenture, dated January 20, 2022, by and among Calumet Specialty Products Partners, L.P., Calumet Finance Corp., the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed with the Commission on January 24, 2022 (File No. 000-51734)).

4.3	—	Form of 8.125% Senior Notes due 2027 (included in Exhibit 4.2).
4.4	—

Indenture, dated June 27, 2023, by and among Calumet Specialty Products Partners, L.P., Calumet Finance Corp., the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed with the Commission on June 29, 2023 (File No. 000-51734)).

4.5	—	Form of 9.75% Senior Notes due 2028 (included in Exhibit 4.4).

Exhibit Number		Description
4.6	—

Indenture, dated March 7, 2024, by and among Calumet Specialty Products Partners, L.P., Calumet Finance Corp., the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Partnership's Current Report on Form 8-K filed with the Commission on March 12, 2024 (File No. 000-51734)).

4.7	—	Form of 9.25% Senior Secured First Lien Notes due 2029 (included in Exhibit 4.6).
4.8	—

Indenture, dated November 25, 2024, by and among Calumet Specialty Products Partners, L.P., Calumet Finance Corp., the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 25, 2024 (File No. 001-42172)).

4.9	—	Form of 11.00% Senior Notes due 2026 (included in Exhibit 4.8).
4.10	—

Indenture, dated January 16, 2025, by and among Calumet Specialty Products Partners, L.P., Calumet Finance Corp., the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Commission on January 16, 2025 (File No. 001-42172)).

4.11	—	Form of 9.75% Senior Notes due 2028 (included in Exhibit 4.10).
4.12	—

Registration Rights Agreement, dated as of July 10, 2024, by and among Calumet, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2024 (File No. 001-42172)).

4.13	—

Stockholders’ Agreement, dated as of July 10, 2024, by and between Calumet, Inc. and The Heritage Group (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2024 (File No. 001-42172)).

4.14	—

Warrant Agreement, dated as of July 10, 2024, by and among Calumet, Inc. and Computershare Inc. and Computershare Trust Company, N.A., as warrant agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2024 (File No. 001-42172)).

4.15	—	Form of Warrant Certificate (included in Exhibit 4.14).
10.1	—

Amended Crude Oil Sale Contract, effective April 1, 2008, between Plains Marketing, L.P. and Calumet Shreveport Fuels, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed with the Commission on March 20, 2008 (File No. 000-51734)).

10.2	—

Third Amended and Restated Credit Agreement, dated as of February 23, 2018, by and among Calumet Specialty Products Partners, L.P. and certain of its subsidiaries as Borrowers, certain of its subsidiaries as Guarantors, the Lenders, Bank of America, N.A., as Agent, JPMorgan Chase Bank, N.A and Wells Fargo Bank, N.A., as Co-Syndication Agents (incorporated by reference from exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed with the commission on March 1, 2018 (File-No. 000-51734)).

10.3	—

First Amendment to Third Amended and Restated Credit Agreement, dated as of September 4, 2019, by and among Calumet Specialty Products Partners, L.P. and certain of its subsidiaries as Borrowers, certain of its subsidiaries as Guarantors, the Lenders, Bank of America, N.A., as Agent, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed with the Commission on September 6, 2019 (File No. 000-51734)).

10.4	—

Consent and Amendment No. 2 to Third Amended and Restated Credit Agreement dated as of November 18, 2021, by and among Calumet Specialty Products Partners, L.P., Bank of America, N.A., and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed with the Commission on November 24, 2021 (File No. 000-51734)).

10.5	—

Third Amendment to Credit Agreement dated as of January 20, 2022, by and among Calumet Specialty Products Partners, L.P., Bank of America, N.A., and the other parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed with the Commission on January 24, 2022 (File No. 000-51734)).

Exhibit Number		Description
10.6	—

Amended and Restated Collateral Trust Agreement, dated as of April 20, 2016, among Calumet Specialty Products Partners, L.P., the obligors party thereto, the secured hedge counterparties party thereto and Wilmington Trust, National Association, as Trustee and Collateral Trustee (incorporated by reference to exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed with the commission on April 21, 2016 (File No. 000-51734)).

10.7	—

Second Amended and Restated Intercreditor Agreement, dated April 20, 2016, by and among the Collateral Trustee, Bank of America, N.A., as administrative agent, and the obligors named therein (incorporated by reference to exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed with the commission on April 21, 2016 (File No. 000-51734)).

10.8†	—

Employment Letter, effective as of February 29, 2016, by and between Calumet GP, LLC and Bruce A. Fleming (incorporated by reference to Exhibit 10.27 to the Partnership’s Annual Report on Form 10-K filed with the Commission on March 4, 2022 (File No. 000-51734)).

10.9†	—

Scott Obermeier Promotion Letter, effective as of January 27, 2020, between Calumet GP, LLC and Scott Obermeier (incorporated by reference to Exhibit 10.28 to the Partnership’s Annual Report on Form 10-K filed with the Commission on March 4, 2022 (File No. 000-51734)).

10.10	—

Amendment No. 1 to Amended and Restated Collateral Trust Agreement, dated as of July 31, 2020, by and among the Partnership, the obligors party thereto and Wilmington Trust, National Association, as collateral trustee (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed with the Commission on August 5, 2020 (File No. 000-51734)).

10.11	—

Consent to Third Amended and Restated Credit Agreement, dated July 3, 2020, by and among Calumet Specialty Products Partners, L.P. and certain of its subsidiaries, as Borrowers, the Lenders party thereto and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed with the Commission on July 6, 2020 (File No. 000-51734)).

10.12	—

Master Lease Agreement, together with Property Schedule No. 1 thereto, each dated as of February 12, 2021, and each by and between Stonebriar Commercial Finance LLC and Calumet Shreveport Refining, LLC (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed with the commission on February 16, 2021 (File No. 000-51734)).

10.13†	—

Todd Borgmann Promotion Letter, effective as of May 1, 2022, between Calumet GP, LLC and Todd Borgmann (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 1, 2022 (File No. 000-51734)).

10.14	—

Preferred Unit Purchase Agreement, among Montana Renewables Holdings LLC, Calumet Specialty Products Partners, L.P., WPGG 14 United Aggregator, L.P. and, solely for the purposes of Section 4.4, Calumet GP, LLC, dated as of August 5, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2022 (File No. 000-51734)).

10.15	—

Second Amended and Restated Limited Liability Company Agreement of Montana Renewables Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 10, 2022 (File No. 000-51734)).

10.16†	—

Change of Control Protection Plan, effective March 13, 2023 (incorporated by reference to Exhibit 10.49 to the Partnership’s Annual Report on Form 10-K filed with the Commission on March 15, 2023 (File No. 000-51734)).

10.17†	—

Employment Letter, effective as of September 11, 2023, by and between Calumet GP, LLC and David A. Lunin (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2023 (File No. 000-51734)).

10.18	—

Monetization Master Agreement, dated as of January 17, 2024, among J. Aron & Company LLC, Calumet Shreveport Refining, LLC, Calumet Refining, LLC and Calumet Specialty Products Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed with the Commission on January 24, 2024 (File No. 000-51734)).

Exhibit Number		Description
10.19	—

Financing Agreement, dated as of January 17, 2024, among J. Aron & Company LLC, Calumet Shreveport Refining, LLC and Calumet Refining, LLC (incorporated by reference to Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed with the Commission on January 24, 2024 (File No. 000-51734)).

10.20	—

Supply and Offtake Agreement, dated as of January 17, 2024, among J. Aron & Company LLC, Calumet Shreveport Refining, LLC and Calumet Refining, LLC (incorporated by reference to Exhibit 10.3 to the Partnership’s Current Report on Form 8-K filed with the Commission on January 24, 2024 (File No. 000-51734)).

10.21	—

Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of January 17, 2024, by and among Calumet Specialty Products Partners, L.P., Bank of America, N.A, and the other parties signatory thereto (incorporated by reference to Exhibit 10.4 to the Partnership’s Current Report on Form 8-K filed with the Commission on January 24, 2024 (File No. 000-51734)).

10.22	—

Amendment No. 2 to Amended and Restated Collateral Trust Agreement and Second Amended and Restated Security and Pledge Agreement, dated as of March 8, 2024, by and among Calumet Specialty Products Partners, L.P., the obligors party thereto and Wilmington Trust, National Association, as collateral trustee (incorporated by reference to Exhibit 10.1 to the Partnership’s Current Report on Form 8-K filed with the Commission on March 12, 2024 (File No. 000-51734)).

10.23†*	—	Calumet, Inc. Executive Deferred Compensation Plan, dated July 10, 2024.
10.24†	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2024 (File No. 001-42172)).
10.25†	—

Calumet, Inc. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2024 (File No. 001-42172)).

10.26	—

Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of July 10, 2024, by and among Calumet, Inc., Calumet Specialty Products Partners, L.P., Bank of America, N.A., and the other parties signatory thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2024 (File No. 001-42172)).

10.27	—

Omnibus Amendment Agreement, dated July 10, 2024, by and among Calumet, Inc., Calumet Specialty Products Partners, L.P., J. Aron & Company LLC and the other parties thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2024 (File No. 001-42172)).

10.28	—

Master Lease Agreement, dated as of September 30, 2024, by and between Calumet Montana Refining, LLC and Stonebriar Commercial Finance LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2024 (File No. 001-42172)).

10.29	—

Equipment Schedule No. 1 to Master Lease Agreement, dated as of September 30, 2024, by and between Calumet Montana Refining, LLC and Stonebriar Commercial Finance LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2024 (File No. 001-42172)).

10.30	—

Consent and Sixth Amendment to the Third Amended and Restated Credit Agreement, dated as of September 30, 2024, by and between Calumet, Inc., Bank of America N.A., and the other parties signatory thereto (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2024 (File No. 001-42172)).

10.31	—

Second Amendment to the Monetization Master Agreement, dated as of September 30, 2024, by and among Calumet, Inc., J. Aron & Company LLC and the other parties thereto (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2024 (File No. 001-42172)).

Exhibit Number		Description
10.32#	—

Loan Guarantee Agreement, dated January 10, 2025, by and among Montana Renewables, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 10, 2025 (File No. 001-42172)).

10.33*	—	Seventh Amendment to Third Amended and Restated Credit Agreement, dated as of January 6, 2025, by and among Calumet, Inc., Bank of America, N.A., and the other parties signatory thereto.
19.1*	—	Insider Trading Policy of Calumet, Inc.
21.1*	—	List of Subsidiaries of Calumet, Inc.
23.1*	—	Consent of Grant Thornton LLP, independent registered public accounting firm.
23.2*	—	Consent of Ernst & Young, LLP, independent registered public accounting firm.
31.1*	—	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	—	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	—	Calumet, Inc. Clawback Policy.
101.INS*	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	—	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted Inline XBRL (included within the Exhibit 101 attachments).

†Identifies management contract and compensatory plan arrangements.

*Filed herewith.

**Furnished herewith.

#	Certain confidential information contained in this agreement has been omitted because it is both (i) not material and (ii) the type of information that the Company treats as private or confidential.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALUMET, INC.

By:	/s/ Todd Borgmann
Todd Borgmann
President and Chief Executive Officer

Date: February 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Todd Borgmann	President and Chief Executive Officer	Date: February 28, 2025
Todd Borgmann	(Principal Executive Officer)

/s/ David Lunin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date: February 28, 2025
David Lunin

/s/ Vincent Donargo	Chief Accounting Officer (Principal Accounting Officer)	Date: February 28, 2025
Vincent Donargo

/s/ Stephen P. Mawer	Director and Chairman of the Board	Date: February 28, 2025
Stephen P. Mawer

/s/ James S. Carter	Director	Date: February 28, 2025
James S. Carter

/s/ Karen A. Twitchell	Director	Date: February 28, 2025
Karen A. Twitchell

/s/ Paul C. Raymond III	Director	Date: February 28, 2025
Paul C. Raymond III

/s/ Daniel J. Sajkowski	Director	Date: February 28, 2025
Daniel J. Sajkowski

/s/ Amy M. Schumacher	Director	Date: February 28, 2025
Amy M. Schumacher

/s/ Daniel L. Sheets	Director	Date: February 28, 2025
Daniel L. Sheets

/s/ Jennifer G. Straumins	Director	Date: February 28, 2025
Jennifer G. Straumins

/s/ John (“Jack”) G. Boss	Director	Date: February 28, 2025
John (“Jack”) G. Boss