Form 10-Q
period 2025-03-31
Calumet, Inc. /DE
filed 2025-05-12
CIK 2013745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2025

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

On May 12, 2025, the registrant had 86,621,470 shares of common stock outstanding.

CALUMET, INC.

QUARTERLY REPORT

For the Three Months Ended March 31, 2025

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes certain “forward-looking statements.” These statements can be identified by the use of forward-looking terminology including “will,” “may,” “intend,” “believe,” “expect,” “outlook,” “anticipate,” “estimate,” “continue,” “plan,” “should,” “could,” “would,” or other similar words. The statements regarding (i) demand for finished products in markets we serve; (ii) estimated capital expenditures as a result of required audits or required operational changes or other environmental and regulatory liabilities; (iii) our anticipated levels of, use and effectiveness of derivatives to mitigate our exposure to crude oil price changes, natural gas price changes and fuel products price changes; (iv) estimated costs of complying with the U.S. Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard (“RFS”), including the prices paid for Renewable Identification Numbers (“RINs”) and the amount of RINs we may be required to purchase in any given compliance year, and the outcome of any litigation concerning our existing small refinery exemption (“SRE”) petitions; (v) our ability to meet our financial commitments, debt service obligations, debt instrument covenants, contingencies and anticipated capital expenditures; (vi) our access to capital to fund capital expenditures and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms; (vii) our access to inventory financing under our supply and offtake agreements; (viii) the effect, impact, potential duration or other implications of supply chain disruptions and global energy shortages on our business and operations; (ix) general economic and political conditions, including inflationary pressures, changes in global trade policy and tariffs, instability in financial institutions, the prospect of a shutdown of the U.S. federal government, general economic slowdown or a recession, political tensions, conflicts and war (such as the ongoing conflicts in Ukraine and the Middle East and their regional and global ramifications); (x) the future effectiveness of our enterprise resource planning system to further enhance operating efficiencies and provide more effective management of our business operations; (xi) our expectation regarding our business outlook with respect to the Montana Renewables business; (xii) the expected benefits of the Conversion (as defined herein) to us and our stockholders; and (xiii) our expectation that the DOE Loan (as defined herein) will enable MRL (as defined herein) to complete the MaxSAFTM construction on time and on budget, as well as other matters discussed in this Quarterly Report that are not purely historical data, are forward-looking statements. These forward-looking statements are based on our expectations and beliefs as of the date hereof concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our current expectations for future sales and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisition or disposition transactions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause our actual results to differ from those in the forward-looking statements include those described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 Annual Report”). Certain public statements made by us and our representatives on the date hereof may also contain forward-looking statements, which are qualified in their entirety by the cautionary statements contained in this paragraph. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

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

PART I

Item 1. Financial Statements

CALUMET, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024

	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$123.4	$38.1
Restricted cash	80.0	7.8
Accounts receivable, net:
Trade, less allowance for credit losses of $1.3 million and $1.1 million, respectively	281.4	241.7
Other	21.8	36.4
	303.2	278.1
Inventories	389.4	416.3
Prepaid expenses and other current assets	21.9	25.7
Total current assets	917.9	766.0
Property, plant and equipment, net	1,412.9	1,438.8
Other noncurrent assets, net	492.8	553.4
Total assets	$2,823.6	$2,758.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$306.1	$320.8
Accrued interest payable	36.4	45.4
Accrued salaries, wages and benefits	45.2	94.7
Obligations under inventory financing agreements	—	32.0
Current portion of RINs obligation	362.6	245.4
Other current liabilities	94.9	89.8
Current portion of long-term debt	23.9	35.5
Total current liabilities	869.1	863.6
Other long-term liabilities	269.0	296.2
Long-term debt, less current portion	2,302.2	2,064.7
Total liabilities	$3,440.3	$3,224.5
Commitments and contingencies
Redeemable noncontrolling interest	$245.6	$245.6
Stockholders' equity:
Common stock: par value $0.01 per share, 700,000,000 shares authorized, and 86,621,470 and 85,950,493 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	$0.9	$0.9
Additional paid-in capital	837.0	825.4
Warrants: 2,000,000 warrants issued and outstanding as of March 31, 2025 and December 31, 2024.	7.8	7.8
Accumulated deficit	(1,701.0)	(1,539.0)
Accumulated other comprehensive loss	(7.0)	(7.0)
Total stockholders' equity	(862.3)	(711.9)
Total liabilities and stockholders' equity	$2,823.6	$2,758.2

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2025	2024

Sales	$993.9	$1,005.8
Cost of sales	1,075.3	927.3
Gross profit (loss)	(81.4)	78.5
Operating costs and expenses:
Selling	12.3	13.7
General and administrative	12.1	23.3
Gain on sale of business	(62.2)	—
Other operating expense	5.1	5.2
Operating income (loss)	(48.7)	36.3

Other income (expense):
Interest expense	(58.5)	(60.8)
Debt extinguishment costs	(47.6)	(0.2)
Loss on derivative instruments	(7.2)	(16.9)
Other income	0.4	0.2
Total other expense	(112.9)	(77.7)
Net loss before income taxes	(161.6)	(41.4)
Income tax expense	0.4	0.2
Net loss	$(162.0)	$(41.6)
Allocation of net loss to partners:
Net loss attributable to partners		(41.6)
Less:
General partners' interest in net loss		(0.8)
Net loss available to limited partners		$(40.8)
Earnings per share / Limited partners' interest net loss per unit:
Basic and diluted	$(1.87)	$(0.51)
Weighted average number of common shares outstanding / limited partner units outstanding:
Basic and diluted	86,428,634	80,352,403

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2025	2024

Net loss	$(162.0)	$(41.6)
Other comprehensive income:
Defined benefit pension and retiree health benefit plans	—	0.1
Total other comprehensive income	—	0.1
Comprehensive loss attributable to stockholders' equity / partners' capital (deficit)	$(162.0)	$(41.5)

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

									Accumulated
	Partners' Capital (Deficit)				Common Stock				Other
	Limited Partner	Limited	General	Common	Shares Issued	Additional		Accumulated	Comprehensive
	Units	Partners	Partner	Shares	Par Value	Paid-in Capital	Warrants	Deficit	Loss	Total

					(In millions)
Balance at December 31, 2024	—	—	—	85,950,493	$0.9	$825.4	$7.8	$(1,539.0)	$(7.0)	$(711.9)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(162.0)	—	(162.0)
Settlement of tax withholdings on equity-based incentive compensation	—	—	—	—	—	(6.4)	—	—	—	(6.4)
Settlement of restricted stock units	—	—	—	670,977	—	18.0	—	—	—	18.0
Balance at March 31, 2025	—	—	—	86,621,470	$0.9	$837.0	$7.8	$(1,701.0)	$(7.0)	$(862.3)

									Accumulated
	Partners' Capital (Deficit)				Common Stock				Other
	Limited Partner	Limited	General	Common	Shares Issued	Additional		Accumulated	Comprehensive
	Units	Partners	Partner	Shares	Par Value	Paid-in Capital	Warrants	Deficit	Loss	Total

							(In millions)
Balance at December 31, 2023	79,967,363	(484.4)	1.3	—	$—	$—	$—	$—	$(7.2)	$(490.3)
Other comprehensive income	—	—	—	—	—	—	—	—	0.1	0.1
Net loss attributable to partners	—	(40.8)	(0.8)	—	—	—	—	—	—	(41.6)
Settlement of tax withholdings on equity-based incentive compensation	—	(3.5)	—	—	—	—	—	—	—	(3.5)
Settlement of phantom units	255,730	5.6	—	—	—	—	—	—	—	5.6
Balance at March 31, 2024	80,223,093	(523.1)	0.5	—	—	—	—	$—	$(7.1)	$(529.7)

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2025	2024

	(In millions)
Operating activities
Net loss	$(162.0)	$(41.6)
Non-cash RINs (gain) expense	117.2	(64.6)
Unrealized (gain) loss on derivative instruments	(5.4)	17.5
Other non-cash activities	(19.9)	47.8
Changes in assets and liabilities	(40.5)	(53.1)
Net cash used in operating activities	(110.6)	(94.0)
Investing activities
Additions to property, plant and equipment	(17.6)	(20.0)
Proceeds from sale of business	95.4	—
Net cash provided by (used in) investing activities	77.8	(20.0)
Financing activities
Proceeds from borrowings — revolving credit facility	838.2	596.8
Repayments of borrowings — revolving credit facility	(1,071.2)	(423.7)
Proceeds from borrowings — MRL revolving credit agreement	26.6	32.0
Repayments of borrowings — MRL revolving credit agreement	(26.6)	(22.3)
Proceeds from borrowings — senior notes	100.0	200.0
Repayments of borrowings — senior notes	—	(179.0)
Proceeds from inventory financing	108.4	280.7
Payments on inventory financing	(126.6)	(336.8)
Proceeds from DOE Loan	781.8	—
Proceeds from other financing obligations	40.0	—
Repayments of borrowings - MRL Asset Financing Arrangements	(368.0)	—
Repayments of borrowings - MRL Term Loan Credit Agreement	(73.7)	—
Payments on other financing obligations	(38.6)	(17.0)
Net cash provided by financing activities	190.3	130.7
Net increase in cash, cash equivalents and restricted cash	157.5	16.7
Cash, cash equivalents and restricted cash at beginning of period	45.9	14.7
Cash, cash equivalents and restricted cash at end of period	$203.4	$31.4
Cash and cash equivalents	$123.4	$23.9
Restricted cash	$80.0	$7.5
Supplemental disclosure of non-cash investing activities
Non-cash property, plant and equipment additions	$27.0	$25.2

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

On July 10, 2024, the Company issued (i) approximately 80.4 million shares of Common Stock to holders of the Common Units and (ii) 5.5 million shares of Common Stock and 2.0 million warrants to purchase common stock at an exercise price of $20.00 per share (subject to adjustment) to the Sponsor Parties, in each case, pursuant to the Conversion Agreement. As of March 31, 2025, the Company was a publicly traded Delaware corporation. The Company’s common shares are listed on the Nasdaq Global Select Market under the ticker symbol “CLMT.” Refer to Note 2 — “Summary of Significant Accounting Policies” for additional information.

The Company manufactures, formulates, and markets a diversified slate of specialty branded products and renewable fuels to customers in various consumer-facing and industrial markets. Calumet is headquartered in Indianapolis, Indiana and operates twelve facilities throughout North America.

The unaudited condensed consolidated financial statements of the Company as of March 31, 2025 and for the three months ended March 31, 2025 and 2024, included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal nature, unless otherwise disclosed. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 Annual Report”).

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

Restricted cash as of March 31, 2025 represents cash that is restricted under the Department of Energy Loan Guarantee Agreement (the “DOE Loan”) because it is only available to make certain investments under the terms of the DOE Loan.

Restricted cash as of December 31, 2024 represented cash that was legally restricted under the Montana Renewables, LLC (“MRL”) Term Loan Credit Agreement because it was only available to make principal and interest payments under the terms of the agreement.

Renewable Identification Numbers (“RINs”) Obligation

The Company’s RINs volume obligation (“RVO” or “RINs Obligation”) is an estimated provision if future purchase of RINs were to be required in order to satisfy the U.S. Environmental Protection Agency’s (“EPA”) requirement to blend renewable fuels into certain transportation fuel products pursuant to the Renewable Fuel Standard (“RFS”) of the Clean Air Act (“CAA”). The Company has historically not been obligated to make these purchases. A RIN is a 38-character number assigned to each physical gallon of renewable fuel produced in or imported into the United States. The EPA sets annual volume obligations for the percentage of renewable fuels that must be blended into transportation fuels consumed in the U.S. Compliance is demonstrated by tendering RINs to the EPA documenting that blending has been accomplished or by obtaining a Small Refinery Exemption (“SRE”) as provided in the Clean Air Act. Prior to 2018, the Company historically received the Small Refinery Exemption after qualifying on the merits. The Company’s petitions for the Small Refinery Exemption for compliance years 2018-2022 were included in blanket denials by EPA across the entire industry. EPA’s denials of Calumet’s 2018-2020 petitions have been overturned in litigation, as described below, and are back pending with EPA. EPA’s denials of the Montana refinery’s 2021 and 2022 petitions have been remanded to EPA by the D.C. Circuit. The Shreveport refinery’s appeal challenging EPA’s denials for program years 2021 and 2022 remains pending in the Fifth Circuit. Separate appeals of EPA’s denials of Shreveport and Montana’s 2023 petitions remain pending in the Fifth and Ninth Circuits, respectively, and those courts have stayed Calumet’s obligations during the appeals. The 2024--2025 petitions have not yet been decided by EPA.

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

In May 2024, EPA filed a petition for writ of certiorari with the U.S. Supreme Court with respect to only the venue portion of the Fifth Circuit’s decision. The Supreme Court granted EPA’s petition in October 2024 and heard oral argument on March 25, 2025. The Supreme Court has not yet rendered a decision.

2021-2022 RVO. In October 2022, Calumet applied for SREs for the 2021 and 2022 compliance years. In July 2023, EPA issued final decisions denying 26 pending petitions from small refineries seeking SREs for compliance years 2016 to 2023, including the 2021 and 2022 petitions for the Montana and Shreveport refineries, based on the same approach and analysis described by EPA in its June 2022 denials. The Company then filed petitions for review of the denials with the Fifth Circuit and D.C. Circuit and filed motions asking the courts to stay the Company’s 2021 and 2022 RFS obligations. In September 2023, the Fifth Circuit granted the Company’s motion for stay of the Shreveport refinery’s 2021 and 2022 RFS obligations while the case is pending; and in October 2023, the D.C. Circuit granted the Company’s motion for stay of the Montana refinery’s 2021 and 2022 RFS obligations. The D.C. Circuit remanded EPA’s denials of the Montana refinery’s 2021 and 2022 petitions back to EPA. The Company’s challenge of the denial of the Shreveport refinery’s petitions for program years 2021 and 2022 remains pending in the Fifth Circuit.

2023 RVO. In December 2023, Calumet applied for SREs for the 2023 compliance year. In July 2024, the Company filed for injunctive relief in both the District Court of Montana and the Western District Court of Louisiana to force EPA to make a decision on those 2023 SRE petitions. In January 2025, EPA denied the Company’s 2023 SRE petitions. Calumet appealed the denials to the Fifth Circuit and the Ninth Circuit. Both courts have stayed Calumet’s 2023 RFS obligations while the appeals are pending.

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

As of March 31, 2025 and December 31, 2024, the Company had a RINs Obligation recorded on the unaudited condensed consolidated balance sheets of $362.6 million and $245.4 million, respectively.

C-Corp Conversion

As described in Note 1 — “Description of the Business,” on the closing date of the C-Corp Conversion, the Company issued (i) approximately 80.4 million shares of Common Stock to holders of the Common Units and (ii) 5.5 million shares of Common Stock and 2.0 million warrants to purchase common stock at an exercise price of $20.00 per share (subject to adjustment) on or prior to July 10, 2027 to the Sponsor Parties, in each case, pursuant to the Conversion Agreement. The Company accounted for the C-Corp Conversion as a common control transaction and there were no changes in basis to the net assets recognized at the closing of the transaction. Further, the C-Corp Conversion did not result in a change in the reporting entity, and as such, the transaction was accounted for on a prospective basis in the Company’s condensed consolidated financial statements. The 2.0 million warrants to purchase common stock at an exercise price of $20.00 per share (subject to adjustment) are included in Stockholders’ Equity on the condensed consolidated balance sheets with a balance of $7.8 million for the periods ended March 31, 2025 and December 31, 2024, respectively. Refer to Note 10 — “Fair Value Measurements” for additional information related to the assumptions and inputs used to determine the fair value of the warrants.

Refer to Note 13 — “Income Taxes” for additional information regarding income tax considerations resulting from the C-Corp Conversion.

Sale of Assets Related to Industrial Portion of Royal Purple® Business

On February 28, 2025, the Company announced that it entered into a definitive agreement with a wholly owned subsidiary of Lubrication Engineers, Inc., a portfolio company of Aurora Capital Partners, to sell assets related to the industrial portion of its Royal Purple® business, for $110.0 million, subject to certain customary adjustments. The Company retained the consumer portion of the Royal Purple® business. At the closing of the transaction on March 31, 2025, the Company received cash proceeds of $95.4 million, net of $9.5 million of deferred payments and $5.1 million of transaction related expenses. The Company recorded a $62.2 million gain on the sale of business in the unaudited condensed consolidated statements of operations. The Company used the sale proceeds to reduce its indebtedness.

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Improvements to Reportable Segment Disclosures.” This ASU requires, among other updates, enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Refer to Note 12 — “Segments and Related Information” for additional information related to our reportable segments, including disclosure of significant segment expenses.

Recently Issued Accounting Pronouncements – Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses.” This ASU requires companies to disclose more detailed information about specified categories of expenses included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027, and may be adopted on a prospective or retrospective basis. Early adoption is permitted. We are currently evaluating the impact this ASU will have on our disclosures.

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

Products

The Company manufactures, formulates, and markets a diversified slate of specialty branded products to customers in various consumer-facing and industrial markets. In addition, the Company produces fuel and fuel related products, including gasoline, diesel, jet fuel, asphalt, and other fuels products. At our Montana Renewables facility, we process a variety of geographically advantaged renewable feedstocks into renewable fuels, including: renewable diesel, sustainable aviation fuel (“SAF”), renewable hydrogen, renewable natural gas, renewable propane, and renewable naphtha. These renewable fuels are distributed into renewable markets in the western half of North America. The Company also blends, packages, and markets high-performance branded specialty products through its Royal Purple, Bel-Ray, and TruFuel brands.

The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with a customer. For each contract, the Company considers the promise to transfer products, each of which are distinct, to be the identified performance obligations. In determining the transaction price, the Company evaluates whether the price is subject to variable consideration such as product returns, rebates, or other discounts to determine the net consideration to which the Company expects to be entitled. The Company transfers control and recognizes revenue upon shipment to the customer or, in certain cases, upon receipt by the customer in accordance with contractual terms.

Revenue is recognized when obligations under the terms of a contract with a customer are satisfied and control of the promised goods are transferred to the customer. The contract with the customer states the final terms of the sale, including the description, quantity, and price of each product or service purchased. For fuel products, payment is typically due in full between 2 to 30 days of delivery or the start of the contract term, such that payment is typically collected 2 to 30 days subsequent to the satisfaction of performance obligations. For renewable fuel products, payment is typically due in full between 7 to 14 days of delivery or the start of the contract term, such that payment is typically collected 7 to 14 days subsequent to the satisfaction of performance obligations. For specialty products, payment is typically due in full between

30 to 90 days of delivery or the start of the contract term, such that payment is typically collected 30 to 90 days subsequent to the satisfaction of performance obligations. In the normal course of business, the Company does not accept product returns unless the item is defective as manufactured. The expected costs associated with a product assurance warranty continue to be recognized as expense when products are sold. The Company does not offer promised services that could be considered warranties that are sold separately or provide a service in addition to assurance that the related product complies with agreed upon specifications. The Company establishes provisions based on the methods described in ASC 606 for estimated returns as variable consideration when determining the transaction price.

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

Contract Balances

Under product sales contracts, the Company invoices customers for performance obligations that have been satisfied, at which point payment is unconditional. Accordingly, a product sales contract does not give rise to contract assets or liabilities under ASC 606. The Company’s receivables, net of allowance for expected credit losses from contracts with customers as of March 31, 2025 and December 31, 2024 and 2023 were $281.4 million, $241.7 million, and $252.4 million, respectively.

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

4. Inventories

The cost of inventory is recorded using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. In certain circumstances, the Company may decide not to replenish inventory for certain products or product lines during an interim period, in which case, the Company may record interim LIFO adjustments during that period. During the three months ended March 31, 2025 and 2024, the Company recorded no activity (exclusive of lower of cost or market (“LCM”) adjustments) in cost of sales in the unaudited condensed consolidated statements of operations due to the permanent liquidation of inventory layers.

Costs include crude oil and other feedstocks, labor, processing costs, and refining overhead costs. Inventories are valued at the LCM value. The replacement cost of these inventories, based on current market values, would have been $45.9 million and $49.2 million higher than the carrying value of inventory as of March 31, 2025 and December 31, 2024, respectively.

For the three months ended March 31, 2025 and 2024, the Company sold inventory comprised of crude oil, refined products, and renewable feedstocks under Supply and Offtake Agreements as described in Note 7 — “Inventory Financing Agreements” related to the Shreveport and Montana Renewables facilities.

Inventories consist of the following (in millions):

	March 31, 2025			December 31, 2024
		Supply and			Supply and
	Titled	Offtake		Titled	Offtake
	Inventory	Agreements (1)	Total	Inventory	Agreements (1)	Total
Raw materials	$61.8	$18.7	$80.5	$45.3	$29.7	$75.0
Work in process	72.4	27.1	99.5	63.8	33.7	97.5
Finished goods	165.2	44.2	209.4	160.3	83.5	243.8
	$299.4	$90.0	$389.4	$269.4	$146.9	$416.3
(1)	Amounts represent LIFO value and do not necessarily represent the value at which the inventory was sold. Please read Note 7 — “Inventory Financing Agreements” for further information.

In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. During the three months ended March 31, 2025, the Company recorded a decrease in cost of sales in the unaudited condensed consolidated statements of operations for LCM of $0.1 million. During the three months ended March 31, 2024, the Company recorded an increase in cost of sales in the unaudited condensed consolidated statements of operations for LCM of $9.0 million.

5. Leases

The Company has various operating and finance leases primarily for the use of land, storage tanks, railcars, equipment, precious metals, and office facilities that have remaining lease terms of greater than one year to 15 years, some of which include options to extend the lease for up to 31 years, and some of which include options to terminate the lease within one year.

Supplemental balance sheet information related to the Company’s leases for the periods presented were as follows (in millions):

		March 31,	December 31,
Assets:	Classification:	2025	2024
Operating lease assets	Other noncurrent assets, net (1)	$233.8	$240.2
Finance lease assets	Property, plant and equipment, net (2)	2.2	2.5
Total leased assets		$236.0	$242.7
Liabilities:
Current
Operating	Other current liabilities	$59.6	$58.8
Finance	Current portion of long-term debt	1.0	1.0
Non-current
Operating	Other long-term liabilities	175.5	182.2
Finance	Long-term debt, less current portion	1.6	1.9
Total lease liabilities		$237.7	$243.9
(1)	During the three months ended March 31, 2025 and 2024, the Company had additions to its operating lease right of use assets and operating lease liabilities of approximately $8.9 million and $5.0 million, respectively.
(2)	Finance lease assets are recorded net of accumulated amortization of $6.0 million and $5.8 million as of March 31, 2025 and December 31, 2024, respectively.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s leases for the periods presented were as follows (in millions).

		Three Months Ended March 31,
Lease Costs:	Classification:	2025	2024
Fixed operating lease cost	Cost of Sales; SG&A Expenses	$19.0	$20.9
Short-term operating lease cost (1)	Cost of Sales; SG&A Expenses	1.9	2.3
Variable operating lease cost (2)	Cost of Sales; SG&A Expenses	0.2	0.7
Finance lease cost:
Amortization of finance lease assets	Cost of Sales	0.2	0.1
Interest on lease liabilities	Interest expense	0.1	0.1
Total lease cost		$21.4	$24.1
(1)	The Company’s leases with an initial term of 12 months or less are not recorded on the unaudited condensed consolidated balance sheets.
(2)	The Company’s railcar leases typically include a mileage limit the railcar can travel over the life of the lease. For any mileage incurred over this limit, the Company is obligated to pay an agreed upon dollar value for each mile that is traveled over the limit.

As of March 31, 2025, the Company had estimated minimum commitments for the payment of rentals under leases which, at inception, had a noncancellable term of more than one year, as follows (in millions):

	Operating	Finance
Maturity of Lease Liabilities	Leases (1)	Leases (2)	Total
2025	$57.6	$0.9	$58.5
2026	69.2	1.1	70.3
2027	64.9	0.5	65.4
2028	61.1	0.3	61.4
2029	6.8	0.1	6.9
Thereafter	18.2	—	18.2
Total	$277.8	$2.9	$280.7
Less: Interest	42.7	0.3	43.0
Present value of lease liabilities	$235.1	$2.6	$237.7
Less obligations due within one year	59.6	1.0	60.6
Long-term lease obligation	$175.5	$1.6	$177.1
(1)	As of March 31, 2025, the Company’s operating lease payments included no material options to extend lease terms that are reasonably certain of being exercised. The Company has no legally binding minimum lease payments for leases signed but not yet commenced as of March 31, 2025.
(2)	As of March 31, 2025, the Company’s finance lease payments included no material options to extend lease terms that are reasonably certain of being exercised. The Company has no legally binding minimum lease payments for leases that have been signed but not yet commenced as of March 31, 2025.

Weighted-Average Lease Term and Discount Rate

The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating and finance leases were as follows:

	March 31,	December 31,
Lease Term and Discount Rate:	2025	2024
Weighted-average remaining lease term (years):
Operating leases	4.2	4.4
Finance leases	2.9	3.1
Weighted-average discount rate:
Operating leases	8.1%	8.1%
Finance leases	8.2%	8.0%

6. Commitments and Contingencies

From time to time, the Company is a party to certain claims and litigation incidental to its business, including claims made by various taxation and regulatory authorities, such as the Internal Revenue Service, the EPA and the U.S. Occupational Safety and Health Administration (“OSHA”), as well as various state environmental regulatory bodies and state and local departments of revenue, as the result of audits or reviews of the Company’s business. In addition, the Company has property, business interruption, general liability, and various other insurance policies that may result in certain losses or expenditures being reimbursed to the Company.

Environmental

The Company conducts specialty refining, blending, and terminal operations and such activities are subject to stringent federal, regional, state, and local laws and regulations governing worker health and safety, the discharge of materials into the environment, and environmental protection. These laws and regulations impose obligations that are applicable to the Company’s operations, such as requiring the acquisition of permits to conduct regulated activities, restricting the manner in which the Company may release materials into the environment, requiring remedial activities or capital expenditures to mitigate pollution from former or current operations, requiring the application of specific health and safety criteria addressing worker protection, and imposing substantial liabilities for pollution resulting from its operations. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil, and criminal penalties; the imposition of investigatory, remedial, or corrective action obligations or the incurrence of capital expenditures; the occurrence of delays in the permitting, development, or expansion of projects and the issuance of injunctive relief limiting or prohibiting Company activities. Moreover, certain of these laws impose joint and several, strict liability for costs required to remediate and restore sites where petroleum hydrocarbons, wastes, or other materials have been released or disposed. In addition, new laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement, or other developments, some of which legal requirements are discussed below, could significantly increase the Company’s operational or compliance expenditures.

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

Occupational Health and Safety

The Company is subject to various laws and regulations relating to occupational health and safety, including the federal Occupational Safety and Health Act, as amended, and comparable state laws. These laws and regulations strictly govern the protection of the health and safety of employees. In addition, OSHA’s hazard communication standard, the EPA’s community right-to-know regulations under Title III of the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended, and similar state statutes require the Company to maintain information about hazardous materials used or produced in the Company’s operations and provide this information to employees, contractors, state and local government authorities, and customers. The Company maintains safety and training programs as part of its ongoing efforts to promote compliance with applicable laws and regulations. The Company conducts periodic audits of process safety management systems at each of its locations subject to this standard. The Company’s compliance with applicable health and safety laws and regulations has required, and continues to require, substantial expenditures. Changes in occupational safety and health laws and regulations or a finding of non-compliance with current laws and regulations could result in additional capital expenditures or operating expenses, as well as civil penalties and, in the event of a serious injury or fatality, criminal charges.

Other Matters, Claims and Legal Proceedings

The Company is subject to matters, claims, and litigation incidental to its business. The Company has recorded accruals with respect to certain of its matters, claims, and litigation where appropriate, that are reflected in the unaudited condensed consolidated financial statements but are not individually considered material. For other matters, claims, and litigation, the Company has not recorded accruals because it has not yet determined that a loss is probable or because the amount of loss cannot be reasonably estimated. While the ultimate outcome of matters, claims, and litigation currently pending cannot be determined, the Company currently does not expect these outcomes, individually or in the aggregate (including matters for which the Company has recorded accruals), to have a material adverse effect on its financial position, results of operations, or cash flows. The outcome of any matter, claim, or litigation is inherently uncertain, however, and if decided adversely to the Company, or if the Company determines that settlement of particular litigation is appropriate, the Company may be subject to liability that could have a material adverse effect on its financial position, results of operations or cash flows.

Standby Letters of Credit

The Company has agreements with various financial institutions for standby letters of credit and other reserves. The standby letters of credit have been issued primarily to vendors. As of March 31, 2025 and December 31, 2024, the Company had outstanding standby letters of credit of $62.5 million and $45.4 million, respectively, under its senior secured revolving credit facility (the “revolving credit facility”). Please read Note 8 — “Long-Term Debt” for additional information regarding the Company’s revolving credit facility. At March 31, 2025 and December 31, 2024, the maximum amount of letters of credit the Company could issue under its revolving credit facility was subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $255.0 million, which may be increased with the consent of the Agent (as defined in the Credit Agreement) to 90% of revolver commitments then in effect ($500.0 million at March 31, 2025 and December 31, 2024).

Throughput Contract

Prior to 2020, the Company entered into a long-term agreement to transport crude oil at a minimum of 5,000 bpd through a pipeline, which commenced service in the second quarter of 2020. The agreement also contains a capital recovery charge that increases 2% per annum. This agreement is for seven years.

As of March 31, 2025, the estimated minimum unconditional purchase commitments, including the capital recovery charge, under the agreement were as follows (in millions):

Year	Commitment
2025	$3.0
2026	4.0
2027	2.4
2028	—
Thereafter	—
Total (1)	$9.4
(1)	As of March 31, 2025, the estimated minimum payments for the unconditional purchase commitments have been accrued and are included in other current liabilities and other long-term liabilities in the unaudited condensed consolidated balance sheets. This liability was accrued due to the fact that the contract was entered into to supply crude to a divested facility.

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

For the three months ended March 31, 2025 and 2024, the Company incurred an expense of $4.1 million and $8.4 million, respectively, for financing costs related to the Supply and Offtake Agreements, which are included in interest expense in the Company’s unaudited condensed consolidated statements of operations.

8. Long-Term Debt

Long-term debt consisted of the following (in millions):

	March 31,	December 31,
	2025	2024
Borrowings under amended and restated senior secured revolving credit agreement with third-party lenders, interest payments quarterly, borrowings due January 2027, weighted average interest rates of 6.7% and 7.5% for the three months ended March 31, 2025 and the year ended December 31, 2024, respectively.	$53.8	$286.6
Borrowings under amended secured MRL revolving credit agreement with third-party lender, interest payments quarterly, borrowings due November 2027, weighted average interest rate of 6.4% and 7.3% for the three months ended March 31, 2025 and the year ended December 31, 2024, respectively.	—	—
Borrowings under the 2026 Notes, interest at a fixed rate of 11.0%, interest payments semiannually, borrowings due July 2026, effective interest rate of 11.1% for the three months ended March 31, 2025 and the year ended December 31, 2024.	354.4	354.4
Borrowings under the 2027 Notes, interest at a fixed rate of 8.125%, interest payments semiannually, borrowings due July 2027, effective interest rate of 8.3% for the three months ended March 31, 2025 and the year ended December 31, 2024.	325.0	325.0
Borrowings under the 2028 Notes, interest at a fixed rate of 9.75%, interest payments semiannually, borrowings due July 2028, effective interest rate of 10.2% for the three months ended March 31, 2025 and the year ended December 31, 2024.	325.0	325.0
Borrowings under the 2028 Mirror Issuance Notes, interest at a fixed rate of 9.75%, interest payments semiannually, borrowings due July 2028, effective interest rate of 11.3% for the three months ended March 31, 2025.	100.0	—
Borrowings under the 2029 Secured Notes, interest at a fixed rate of 9.25%, interest payments semiannually, borrowings due July 2029, effective interest rate of 9.4% for the three months ended March 31, 2025 and the year ended December 31, 2024.	200.0	200.0
Borrowings under the DOE Loan	786.1	—
MRL Term Loan Credit Agreement	—	73.7
Shreveport terminal asset financing arrangement	40.0	42.1
Montana terminal asset financing arrangement	27.8	30.4
Montana refinery asset financing arrangement	147.5	108.7
MRL asset financing arrangements	—	368.1
Finance lease obligations, at various interest rates, interest and principal payments monthly through June 2028	2.6	2.9
Less unamortized debt issuance costs (2)	(34.0)	(14.4)
Less unamortized discounts	(2.1)	(2.3)
Total debt	$2,326.1	$2,100.2
Less current portion of long-term debt	23.9	35.5
Total long-term debt	$2,302.2	$2,064.7
(1)	Deferred debt issuance costs are being amortized by the effective interest rate method over the lives of the related debt instruments. These amounts are net of accumulated amortization of $32.8 million and $31.6 million at March 31, 2025 and December 31, 2024, respectively.

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

9.75% Senior Notes due 2028 (the “2028 Mirror Issuance Notes”)

On January 16, 2025, the Company issued $100.0 million aggregate principal amount of a new series of 9.75% Senior Notes due 2028 (the “2028 Mirror Issuance Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act. The 2028 Mirror Issuance Notes were issued at 98% of par for net proceeds of approximately $96.0 million, after deducting the initial purchasers’ discount and estimated offering expenses. The Company intends to use the net proceeds from the offering of the Notes to redeem a portion of the Issuers’ outstanding 2026 Notes on or before May 24, 2025.

Senior Notes

The 2026 Notes, 2027 Notes, 2028 Notes, 2028 Mirror Issuance Notes, and the 2029 Secured Notes (collectively, the “Senior Notes”) are subject to certain automatic customary releases, including the sale, disposition, or transfer of capital stock or substantially all of the assets of a subsidiary guarantor, designation of a subsidiary guarantor as unrestricted in accordance with the applicable indenture, exercise of legal defeasance option or covenant defeasance option, liquidation or dissolution of the subsidiary guarantor, and a subsidiary guarantor ceases to both guarantee other Company debt and to be an obligor under the revolving credit facility. The Company’s operating subsidiaries may not sell or otherwise dispose of all or substantially all of their properties or assets to, or consolidate with or merge into, another company if such a sale would cause a default under the indentures governing the Senior Notes.

The indentures governing the Senior Notes contain covenants that, among other things, restrict the Company’s ability and the ability of certain of the Company’s subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Company’s common units or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; (vii) consolidate, merge or transfer all or substantially all of the Company’s assets; (viii) engage in transactions with affiliates, and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the Senior Notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the Senior Notes, has occurred and is continuing, many of these covenants will be suspended. As of March 31, 2025, the Company was in compliance with all covenants under the indentures governing the Senior Notes.

U.S. Department of Energy Facility

On January 10, 2025, MRL and the U.S. Department of Energy (the “DOE”), as guarantor and loan servicer, executed a Loan Guarantee Agreement (the “DOE Loan”) for a $1.44 billion guaranteed loan facility to fund the construction and expansion of the renewable fuels facility owned by MRL. The loan guarantee is structured in two tranches, with the first tranche of approximately $781.8 million disbursed on February 18, 2025 (the “Funding Date”) to fund eligible expenses previously incurred by MRL. MRL has the ability to draw additional tranches of up to approximately $658.0 million through a delayed draw construction facility. Borrowings under the DOE Loan are obligations of our unrestricted subsidiaries MRL and MRHL solely, and are non-recourse to the Company and its restricted subsidiaries.

In connection with the funding of the first tranche under the DOE Loan, MRL terminated (i) the MRL Asset Financing Arrangements, (ii) the MRL Term Loan Credit Agreement, (iii) the MRL Revolving Credit Agreement and (iv) the MRL Supply and Offtake Agreement.

On the Funding Date, the Company used a portion of the proceeds from the first tranche of the DOE Loan to:

●	repurchase all of the equipment associated with the MRL Asset Financing Arrangements for approximately $392.2 million (including exit fees of $23.0 million);
●	repay in full the outstanding loans of approximately $83.8 million under the MRL Term Loan Credit Agreement (including a make-whole premium of approximately $9.4 million and an early termination premium of approximately $0.7 million);
●	repay in full the outstanding loans of approximately $26.7 million under the MRL Revolving Credit Agreement; and
●	repay in full the outstanding obligations of approximately $32.5 million under the MRL Supply and Offtake Agreement.

Separately, the Company received $40.0 million of cash from Stonebriar Commercial Finance LLC (“Stonebriar”) on the Funding Date in satisfaction of the remaining conditions associated with the the Montana Refinery Asset Financing Arrangement.

Montana Refinery Asset Financing Arrangement

On September 30, 2024, Calumet Montana Refining, LLC (“Calumet Montana”), a subsidiary of the Company, entered into a Master Lease Agreement (together with Equipment Schedule No. 1 thereto) with Stonebriar related to a sale and leaseback transaction (the “Montana Refinery Asset Financing Arrangement”). Pursuant to the Montana Refinery Asset Financing Arrangement, Calumet Montana sold to and leased back from Stonebriar certain equipment comprising the specialty asphalt refinery located in Great Falls, Montana (the “Refinery Assets”), for a total purchase price of up to $150.0 million. Calumet Montana received $110.0 million of the total purchase price on September 30, 2024 and the remaining purchase price of $40.0 million on February 18, 2025 in connection with the funding of the first tranche of approximately $781.8 million under the DOE Facility.

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

In connection with the funding of the first tranche under the DOE Facility, MRL terminated the MRL Asset Financing Arrangements and the Company recorded debt extinguishment costs of approximately $34.8 million during the three months ended March 31, 2025.

As of December 31, 2024, the Company recorded the MRL asset financing arrangements as a financial liability in the unaudited condensed consolidated balance sheets.

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

On January 6, 2025, the Company entered into the Seventh Amendment to the Credit Agreement to allow for permitted additional investments in Montana Renewables Holdings LLC (“MRHL”) not to exceed $170.0 million in an aggregate amount at any time outstanding in connection with the DOE Facility.

The borrowing capacity at March 31, 2025, under the revolving credit facility was approximately $455.6 million. As of March 31, 2025, the Company had outstanding borrowings of $53.8 million under the revolving credit facility and outstanding standby letters of credit of $62.5 million, leaving approximately $339.3 million of unused capacity.

The revolving credit facility contains various covenants that limit, among other things, the Company’s ability to: incur indebtedness; grant liens; dispose of certain assets; make certain acquisitions and investments; redeem or prepay other debt or make other restricted payments such as distributions to unitholders; enter into transactions with affiliates; and enter into a merger, consolidation or sale of assets. Further, the revolving credit facility contains one springing financial covenant which provides that only if the Company’s availability to borrow loans under the revolving credit facility falls below the sum of (a) the greater of (i) (x) 15% of the borrowing base then in effect at the same time that the refinery asset borrowing base component is greater than $0 and (y) 10% of the borrowing base then in effect at any time that the refinery asset borrowing base component is equal to $0 and (ii) $45.0 million (which amount is subject to certain increases) plus (b) the amount of FILO Loans outstanding, then the Company will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.0 to 1.0. As of March 31, 2025, the Company was in compliance with all covenants under the revolving credit facility.

Amendment No. 1 to MRL Revolving Credit Agreement

On November 2, 2022, MRL entered into, as borrower, a Credit Agreement (the “MRL Revolving Credit Agreement”) with MRHL, the parent company of MRL, and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and lender, which provides for a secured revolving credit facility in the maximum amount of $90.0 million outstanding, secured by accounts receivable, with the option to request additional commitments of up to $15.0 million, and with a maturity date of November 2, 2027.

In connection with the funding of the first tranche under the DOE Facility, MRL terminated the MRL Revolving Credit Agreement and the Company recorded debt extinguishment costs of approximately $0.3 million during the three months ended March 31, 2025.

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

In connection with the funding of the first tranche under the DOE Facility, MRL terminated the MRL Term Loan Credit Agreement and the Company recorded debt extinguishment costs of approximately $12.3 million during the three months ended March 31, 2025.

Maturities of Long-Term Debt

As of March 31, 2025, principal payments on debt obligations and future minimum rentals on finance lease obligations are as follows (in millions):

Year	Maturity
2025	$16.6
2026	386.5
2027	421.7
2028	435.2
2029	211.1
Thereafter	891.1
Total	$2,362.2

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

The Company manages its exposure to commodity markets, credit, volumetric and liquidity risks to manage its costs and volatility of cash flows as conditions warrant or opportunities become available. These risks may be managed in a variety of ways that may include the use of derivative instruments. Derivative instruments may be used for the purpose of mitigating risks associated with an asset, liability and anticipated future transactions. The changes in fair value of the Company’s derivative instruments will affect its earnings and cash flows; however, such changes should be offset by price or rate changes related to the underlying commodity or financial transaction that is part of the risk management strategy. The Company does not speculate with derivative instruments or other contractual arrangements that are not associated with its business objectives.

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

As of March 31, 2025 and December 31, 2024, the Company was obligated to repurchase crude oil and refined products from its counterparties, then in effect, at the termination of the Supply and Offtake Agreements in certain scenarios. The Company has determined that the redemption feature on the initially recognized liability related to the Supply and Offtake Agreements is an embedded derivative indexed to commodity prices. As such, the Company has accounted for these embedded derivatives at fair value with changes in the fair value, if any, recorded in gain (loss) on derivative instruments in the Company’s unaudited condensed consolidated statements of operations. Please read Note 7 — “Inventory Financing Agreements" for additional information.

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

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative assets in the Company’s unaudited condensed consolidated balance sheets (in millions):

		March 31, 2025			December 31, 2024
			Gross	Net Amounts		Gross	Net Amounts
			Amounts	of Assets		Amounts	of Assets
		Gross	Offset in the	Presented	Gross	Offset in the	Presented
		Amounts of	Consolidated	in the	Amounts of	Consolidated	in the
	Balance Sheet	Recognized	Balance	Consolidated	Recognized	Balance	Consolidated
	Location	Assets	Sheets	Balance Sheets	Assets	Sheets	Balance Sheets
Derivative instruments not designated as hedges:
Specialty Products and Solutions segment:
Inventory financing obligation	Other long-term liabilities	$—	$—	$—	$—	$—	$—

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative liabilities in the Company’s unaudited condensed consolidated balance sheets (in millions):

		March 31, 2025			December 31, 2024
Net Amounts
			Gross	of Liabilities		Gross	Net Amounts
			Amounts	Presented in		Amounts	of Liabilities
		Gross	Offset in the	the	Gross	Offset in the	Presented in
		Amounts of	Consolidated	Consolidated	Amounts of	Consolidated	the
	Balance Sheet	Recognized	Balance	Balance	Recognized	Balance	Consolidated
	Location	Liabilities	Sheets	Sheets	Liabilities	Sheets	Balance Sheets
Derivative instruments not designated as hedges:
Specialty Products and Solutions segment:
Inventory financing obligation	Obligations under inventory financing agreements	$—	$6.4	$6.4	$—	$5.7	$5.7
Total derivative instruments		$—	$6.4	$6.4	$—	$5.7	$5.7

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

The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024, related to its derivative instruments not designated as hedges (in millions):

	Amount of Realized
	Gain (Loss) Recognized in Gain (Loss) on		Amount of Unrealized Gain (Loss)
	Derivative		Recognized in Gain (Loss) on Derivative
	Instruments		Instruments
	Three Months Ended March 31,		Three Months Ended March 31,
Type of Derivative	2025	2024	2025	2024
Specialty Products and Solutions segment:
Inventory financing obligation	$(1.7)	$(54.2)	$0.1	$41.7
Crack spread swaps	—	(0.8)	—	(6.0)
Montana/Renewables segment:
Inventory financing obligation	(5.6)	2.4	—	—
Total	$(7.3)	$(52.6)	$0.1	$35.7

Derivative Positions

At March 31, 2025, the Company had no outstanding derivative contracts.

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

Pension Assets

Pension assets are reported at fair value in the accompanying unaudited condensed consolidated financial statements. At March 31, 2025 and December 31, 2024, the Company’s investments associated with its pension plan consisted of (i) cash and cash equivalents, (ii) fixed income bond funds, (iii) mutual equity funds, and (iv) mutual balanced funds. The fixed income bond funds, mutual equity funds, and mutual balanced funds that are measured at fair value using a market approach based on quoted prices from national securities exchanges and are categorized in Level 1 of the fair value hierarchy. The fixed income bond funds, mutual equity funds, and mutual balanced funds that are measured at fair value using a market approach based on prices obtained from an independent pricing service are categorized in Level 2 of the fair value hierarchy.

Liability Awards

Stock-based compensation liability awards are awards that are currently expected to be settled in cash on their vesting dates, rather than in common shares (“Liability Awards”). The Liability Awards are categorized as Level 1 because the fair value of the Liability Awards is based on the Company’s quoted closing price per share as of each balance sheet date.

Precious Metals Obligations

The fair value of precious metals obligations is based upon unadjusted exchange-quoted prices and is, therefore, classified within Level 1 of the fair value hierarchy.

Hierarchy of Recurring Fair Value Measurements

The Company’s recurring assets and liabilities measured at fair value were as follows (in millions):

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets:
Inventory financing obligation	$—	$—	$6.4	$6.4	$—	$—	$5.7	$5.7
Total derivative assets	$—	$—	$6.4	$6.4	$—	$—	$5.7	$5.7
Pension plan investments	$3.7	$22.5	$—	$26.2	$3.7	$22.2	$—	$25.9
Total recurring assets at fair value	$3.7	$22.5	$6.4	$32.6	$3.7	$22.2	$5.7	$31.6
Liabilities:
Derivative liabilities:
Inventory financing obligation	$—	$—	$—	$—	$—	$—	$—	$—
Total derivative liabilities	$—	$—	$—	$—	$—	$—	$—	$—
Precious metals obligations	—	—	—	—	(5.2)	—	—	(5.2)
Liability awards	(28.3)	—	—	(28.3)	(67.8)	—	—	(67.8)
Total recurring liabilities at fair value	$(28.3)	$—	$—	$(28.3)	$(73.0)	$—	$—	$(73.0)

The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities (in millions):

	Three Months Ended March 31,
	2025	2024

Fair value at January 1,	$6.3	$(40.8)
Realized loss on derivative instruments	(7.3)	(52.6)
Unrealized gain on derivative instruments	0.1	35.7
Settlements	7.3	52.6
Fair value at March 31,	$6.4	$(5.1)
Total gain (loss) included in net income (loss) attributable to changes in unrealized gain (loss) relating to financial assets and liabilities held as of March 31,	$0.1	$35.7

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

Debt

The estimated fair value of long-term debt at March 31, 2025 and December 31, 2024, consists primarily of senior notes. The estimated fair value of the Company’s 2026, 2027, 2028 Senior Notes, and 2028 Mirror Issuance Senior notes, and 2029 Secured Notes defined as Level 2 was based upon quoted prices for identical or similar liabilities in markets that are not active. The carrying value of borrowings, if any, under the Company’s revolving credit facility, MRL revolving credit agreement, DOE Loan, MRL asset financing arrangements, MRL term loan credit agreement, Montana refinery asset financing arrangement, finance lease obligations and other obligations are classified as Level 3. Please read Note 8 — “Long-Term Debt” for further information on long-term debt.

The Company’s carrying value and estimated fair value of the Company’s financial instruments, carried at adjusted historical cost, were as follows (in millions):

	March 31, 2025			December 31, 2024
	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Instrument:
2026 Notes, 2027 Notes, 2028 Notes, 2028 Mirror Issuance Notes, and 2029 Secured Notes	2	$1,246.3	$1,293.1	$1,218.3	$1,196.7
Revolving credit facility	3	$53.8	$51.2	$286.6	$283.6
MRL revolving credit agreement	3	$—	$—	$—	$(0.3)
MRL term loan credit agreement	3	$—	$—	$73.7	$71.4
DOE Loan	3	$786.1	$765.8	$—	$—
Shreveport terminal asset financing arrangement	3	$40.0	$39.6	$42.1	$41.6
Montana terminal asset financing arrangement	3	$27.8	$27.6	$30.4	$30.2
Montana refinery asset financing arrangement	3	$147.5	$146.2	$108.7	$108.7
MRL asset financing arrangements	3	$—	$—	$368.1	$365.4
Finance leases and other obligations	3	$2.6	$2.6	$2.9	$2.9

11. Earnings Per Share/Unit

The following table sets forth the computation of basic and diluted earnings per share / limited partner unit (in millions, except share/unit and per share/unit data):

	Three Months Ended March 31,
	2025	2024
Numerator for basic and diluted earnings per share / limited partner unit:
Net loss	$(162.0)	$(41.6)
Less:
General partner's interest in net loss		(0.8)
Net loss attributable to limited partners		$(40.8)
Denominator for earnings per share / limited partner unit:
Weighted average number of basic and diluted common shares / limited partner units outstanding (1)	86,428,634	80,352,403
Earnings per share / limited partners' interest net loss per unit:
Basic and diluted	$(1.87)	$(0.51)
(1)	Total diluted weighted average common shares / limited partner units outstanding excludes a de-minimis amount of potentially dilutive restricted stock units / phantom units which would have been anti-dilutive for the three months ended March 31, 2025 and 2024, respectively.

12. Segments and Related Information

Segment Reporting

The Company determines its reportable segments based on how the business is managed internally for the products sold to customers, including how results are reviewed and resources are allocated. This is consistent with how our chief operating decision maker (“CODM”), who is our Chief Executive Officer, allocates resources and makes decisions. The Company’s operations are managed by the CODM using the following reportable segments:

●	Specialty Products and Solutions. The Specialty Products and Solutions segment consists of our customer-focused solutions and formulations businesses, covering multiple specialty product lines, anchored by our unique integrated complex in Northwest Louisiana. In this segment, we manufacture and market a wide variety of solvents, waxes, customized lubricating oils, white oils, petrolatums, gels, esters, and other products. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for consumer-facing and industrial products.
●	Montana/Renewables. The Montana/Renewables segment is composed of our Montana Renewables facility and our Great Falls specialty asphalt facility. At our Montana Renewables facility, we process a variety of geographically advantaged renewable feedstocks into renewable diesel, sustainable aviation fuel, renewable hydrogen, renewable natural gas, renewable propane, and renewable naphtha that are distributed into renewable markets in the western half of North America. At our Montana specialty asphalt facility, we process Canadian crude oil into conventional gasoline, diesel, jet fuel and specialty grades of asphalt, with production sized to serve local markets.
●	Performance Brands. The Performance Brands segment includes our fast-growing portfolio of high-quality, high-performing brands. In this segment, we blend, package, and market high performance products through our Royal Purple, Bel-Ray, and TruFuel brands.
●	Corporate. The Corporate segment primarily consists of general and administrative expenses not allocated to the Specialty Products and Solutions, Montana/Renewables, or Performance Brands segments.

During the first quarter of 2025, the CODM changed the definition and calculation of Adjusted EBITDA to exclude RINs incurrence expense (see item (k) below). The Company’s RINs incurrence expense is calculated by multiplying the RINs obligation in the period incurred (based on actual results) by the spot price on the day the RINs obligation is incurred for each accounting period. The resulting non-cash incurrence expenses are included in cost of sales in the statement of operations. The Company believes that this revised definition and calculation better reflects the performance of the Company’s business segments including cash flows because it excludes these non-cash fluctuations. Adjusted EBITDA has been revised for all periods presented to consistently reflect this change.

The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies as disclosed in Note 2 — “Summary of Significant Accounting Policies,” except that the disaggregated financial results for the reporting segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting internal operating decisions. The Company accounts for inter-segment sales and transfers using market-based transfer pricing. The Company will periodically refine its expense allocation methodology for its segment reporting as more specific information becomes available and the industry or market changes. The CODM uses Adjusted EBITDA (a non-GAAP financial measure) to evaluate performance and allocate resources to each segment, primarily through periodic budgeting and segment performance reviews. The Company defines Adjusted EBITDA for any period as EBITDA adjusted for (a) impairment; (b) unrealized gains and losses from mark-to-market accounting for hedging activities; (c) realized gains and losses under derivative instruments excluded from the determination of net income (loss); (d) non-cash equity-based compensation expense and other non-cash items (excluding items such as accruals of cash expenses in a future period or amortization of a prepaid cash expense) that were deducted in computing net income (loss); (e) debt refinancing fees, extinguishment costs, premiums and penalties; (f) any net gain or loss realized in connection with an asset sale that was deducted in computing net income (loss); (g) amortization of turnaround costs; (h) LCM inventory adjustments; (i) the impact of liquidation of inventory layers calculated using the LIFO method; (j) RINs mark-to-market adjustments; (k) RINs incurrence expense; and (l) all extraordinary, unusual or non-recurring items of gain or loss, or revenue or expense.

Reportable segment information for the three months ended March 31, 2025 and 2024, is as follows (in millions):

	Specialty
	Products and	Performance	Montana/			Consolidated
Three Months Ended March 31, 2025	Solutions	Brands	Renewables	Corporate	Eliminations	Total
Sales:
External customers	$650.1	$82.1	$261.7	$—	$—	$993.9
Inter-segment sales	4.8	—	—	—	(4.8)	—
Total sales	$654.9	$82.1	$261.7	$—	$(4.8)	$993.9

Cost of sales	$684.1	$59.9	$331.3	$—	$—	$1,075.3
Gross profit (loss)	$(34.0)	$22.2	$(69.6)	$-	$—	$(81.4)

Adjusted EBITDA	$56.3	$15.8	$(13.6)	$(20.4)	$—	$38.1
Reconciling items to net loss:
Depreciation and amortization	16.7	1.9	27.9	0.2	—	46.7
LCM / LIFO (gain) loss	(0.7)	1.3	(0.7)	—	—	(0.1)
(Gain) loss on sale of business	—	(64.4)	—	2.2	—	(62.2)
Interest expense	4.6	—	18.3	35.6	—	58.5
Debt extinguishment costs	—	—	47.6	—	—	47.6
Unrealized gain on derivatives	(0.1)	—	—	—	—	(0.1)
RINs incurrence expense	22.3	—	8.1	—	—	30.4
RINs mark-to-market loss	60.7	—	26.1	—	—	86.8
Other non-recurring expenses						3.2
Equity-based compensation and other items						(13.5)
Income tax expense						0.4
Noncontrolling interest adjustments						2.4
Net loss						$(162.0)

Capital expenditures	$12.0	$0.2	$7.9	$0.3	$—	$20.4
PP&E, net	$344.4	$31.0	$1,032.6	$4.9	$—	$1,412.9

	Specialty
	Products and	Performance	Montana/			Consolidated
Three Months Ended March 31, 2024	Solutions	Brands	Renewables	Corporate	Eliminations	Total
Sales:
External customers	$681.6	$79.7	$244.5	$—	$—	$1,005.8
Inter-segment sales	5.0	0.1	—	—	(5.1)	—
Total sales	$686.6	$79.8	$244.5	$—	$(5.1)	$1,005.8

Cost of sales	$596.3	$57.4	$273.6	$—	$—	$927.3
Gross profit (loss)	$85.3	$22.3	$(29.1)	$—	$—	$78.5

Adjusted EBITDA	$47.2	$13.4	$(13.4)	$(19.1)	$—	$28.1
Reconciling items to net loss:
Depreciation and amortization	17.6	2.1	25.4	0.3	—	45.4
LCM / LIFO (gain) loss	(3.6)	0.2	12.4	—	—	9.0
Interest expense	7.8	—	17.0	36.0	—	60.8
Debt extinguishment costs	—	—	—	0.2	—	0.2
Unrealized gain on derivatives	(35.7)	—	—	—	—	(35.7)
RINs incurrence expense	5.4	—	1.1	—	—	6.5
RINs mark-to-market gain	(47.9)	—	(23.2)	—	—	(71.1)
Other non-recurring expenses (1)						60.8
Equity-based compensation and other items						(7.3)
Income tax expense						0.2
Noncontrolling interest adjustments						0.9
Net loss						$(41.6)

Capital expenditures	$14.1	$0.3	$11.0	$0.1	$—	$25.5
PP&E, net	$368.5	$32.9	$1,082.9	$1.7	$—	$1,486.0
(1)	For the three months ended March 31, 2024, other non-recurring expenses included a $51.9 million realized loss on derivatives related to the embedded derivatives for our inventory financing arrangements.

Geographic Information

International sales accounted for less than ten percent of consolidated sales in the three months ended March 31, 2025 and 2024.

Product Information

The Company offers specialty, fuels, renewable fuels and packaged products primarily in categories consisting of lubricating oils, solvents, waxes, gasoline, diesel, jet fuel, asphalt, heavy fuel oils, renewable fuels, high-performance branded products, and other specialty and fuels products. The following table sets forth the major product category sales for each segment for the three months ended March 31, 2025 and 2024 (dollars in millions):

	Three Months Ended March 31,
	2025		2024

Specialty Products and Solutions:
Lubricating oils	$202.2	20.3%	$189.7	18.9%
Solvents	104.7	10.5%	102.4	10.2%
Waxes	38.2	3.8%	39.0	3.9%
Fuels, asphalt and other by-products	305.0	30.7%	350.5	34.8%
Total	$650.1	65.3%	$681.6	67.8%
Montana/Renewables:
Gasoline	$32.5	3.3%	$31.6	3.1%
Diesel	23.4	2.4%	27.9	2.8%
Jet fuel	4.2	0.4%	4.6	0.5%
Asphalt, heavy fuel oils and other	36.0	3.6%	30.1	3.0%
Renewable fuels	165.6	16.7%	150.3	14.9%
Total	$261.7	26.4%	$244.5	24.3%

Performance Brands:	$82.1	8.3%	$79.7	7.9%

Consolidated sales	$993.9	100.0%	$1,005.8	100.0%

Major Customers

During the three months ended March 31, 2025 and 2024, the Company had no customer that represented 10% or greater of consolidated sales.

Major Suppliers

During the three months ended March 31, 2025, the Company had four suppliers that supplied approximately 88.8% of its crude oil supply. During the three months ended March 31, 2024, the Company had two suppliers that supplied approximately 88.1% of its crude oil supply.

13. Income Taxes

Calumet, Inc. is a corporation and is subject to U.S. federal and state income taxes. Income taxes are accounted for under the asset and liability method. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards, using enacted tax rates in effect for the taxing jurisdiction in which the Company operates for the year in which those temporary differences are expected to be recovered or settled. The Company recognizes the financial statement effects of a tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination. Net deferred tax assets are then reduced by a valuation allowance if the Company believes it is more likely than not such net deferred tax assets will not be realized. The Company assessed the realizability of the deferred tax assets (“DTAs”) and concluded that a full valuation allowance for the net DTAs is deemed appropriate as the DTAs were not more likely than not to be realized under relevant accounting standards.

On July 10, 2024, the Company completed the Conversion pursuant to which it became the parent holding company of the Partnership. Following the Conversion, the Company’s sole material asset is the partnership interests in the Partnership, which for U.S. federal, state and local income tax purposes passes its net taxable income and related tax credits, if any, through to its partners for inclusion in the partners’ tax returns. The Partnership is also subject to and reports entity level taxes in certain states. The income tax burden on the earnings taxed to the noncontrolling interest holders is not reported by the Company in its unaudited condensed consolidated financial statements under U.S. GAAP. As a result, the Company’s effective tax rate differs materially from the statutory rate.

Income Tax Expense

Income tax expense for the three months ended March 31, 2025, and March 31, 2024, was $0.4 million and $0.2 million, respectively. The effective tax rate for the three months ended March 31, 2025, and March 31, 2024, was (0.3)% and (0.5)%, respectively. Prior to the Conversion on July 10, 2024, the Partnership was not subject to U.S. federal income tax whereas following the Conversion, the Company is generally subject to U.S. federal income tax as a corporation. The lower effective tax rate compared to the statutory tax rates is primarily related to the valuation allowance that offsets the deferred tax benefit that would otherwise be recorded.

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

As of March 31, 2025 and December 31, 2024, respectively, MRHL and MRL were the only unrestricted subsidiaries of the Company. In accordance with the indentures governing the Company’s outstanding senior notes, the following tables set forth certain financial information of (i) the Company and its restricted subsidiaries, on a combined basis, (ii) the Company’s unrestricted subsidiaries, on a combined basis, and (iii) the Company and its subsidiaries, on a consolidated basis, in each case, as of March 31, 2025 and December 31, 2024, respectively.

	Parent
	Company and
	Restricted	Unrestricted		Consolidated
March 31, 2025	Subsidiaries	Subsidiaries	Eliminations	Total
Cash and cash equivalents	$8.0	$115.4	$—	$123.4
Restricted cash	$—	$80.0	$—	$80.0
Accounts receivable - trade	$255.6	$25.8	$—	$281.4
Accounts receivable - other	$21.8	$—	$—	$21.8
Inventory	$349.1	$40.3	$—	$389.4
Prepaid expenses and other current assets	$14.0	$7.9	$—	$21.9
Property, plant and equipment, net	$676.2	$736.7	$—	$1,412.9
Other noncurrent assets, net	$485.3	$7.5	$—	$492.8
Accounts payable	$265.3	$318.8	$(278.0)	$306.1
Accrued interest payable	$36.4	$—	$—	$36.4
Accrued salaries, wages and benefits	$45.2	$—	$—	$45.2
Obligations under inventory financing agreements	$—	$—	$—	$-
Current portion of RINs obligation	$362.6	$—	$—	$362.6
Other current liabilities	$89.7	$5.2	$—	$94.9
Current portion of long-term debt	$23.8	$0.1	$—	$23.9
Other long-term liabilities	$268.7	$0.3	$—	$269.0
Long-term debt, less current portion	$1,535.9	$864.1	$(97.8)	$2,302.2
Redeemable noncontrolling interest	$—	$245.6	$—	$245.6
Stockholders' equity	$(285.1)	$(420.5)	$(156.7)	$(862.3)

	Parent
	Company and
	Restricted	Unrestricted		Consolidated
December 31, 2024	Subsidiaries	Subsidiaries	Eliminations	Total
Cash and cash equivalents	$8.9	$29.2	$—	$38.1
Restricted cash	$—	$7.8	$—	$7.8
Accounts receivable - trade	$219.2	$22.5	$—	$241.7
Accounts receivable - other	$24.5	$11.9	$—	$36.4
Inventory	$379.9	$36.4	$—	$416.3
Prepaid expenses and other current assets	$20.5	$5.2	$—	$25.7
Property, plant and equipment, net	$688.2	$750.6	$—	$1,438.8
Other noncurrent assets, net	$539.4	$14.0	$—	$553.4
Accounts payable	$279.5	$484.3	$(443.0)	$320.8
Accrued interest payable	$44.4	$1.0	$—	$45.4
Accrued salaries, wages and benefits	$94.7	$—	$—	$94.7
Obligations under inventory financing agreements	$—	$32.0	$—	$32.0
Current portion of RINs obligation	$245.4	$—	$—	$245.4
Other current liabilities	$85.1	$4.7	$—	$89.8
Current portion of long-term debt	$16.4	$19.1	$—	$35.5
Other long-term liabilities	$295.4	0.8	$—	$296.2
Long-term debt, less current portion	$1,646.7	$516.0	$(98.0)	$2,064.7
Redeemable noncontrolling interest	$—	$245.6	$—	$245.6
Stockholders' equity	$(249.7)	$(425.9)	$(36.3)	$(711.9)

The following table sets forth certain financial information of the Company’s unrestricted subsidiaries, on a combined basis, for the periods presented (in millions):

	Three Months Ended March 31,
	2025	2024

Sales	$165.6	$150.3
Cost of sales	192.1	184.0
Gross profit (loss)	(26.5)	(33.7)
Operating costs and expenses:
General and administrative	9.7	6.5
Other operating expense	1.5	1.5
Operating loss	(37.7)	(41.7)

Other income (expense):
Interest expense	(24.8)	(24.6)
Gain (loss) on derivative instruments	(5.6)	2.4
Debt extinguishment costs	(47.6)	—
Other income	0.8	0.3
Total other expense	(77.2)	(21.9)
Net loss	$(114.9)	$(63.6)

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

The redeemable noncontrolling interest in MRHL is reflected as temporary equity in the unaudited condensed consolidated balance sheets due to the redemption features described above and included a balance of $245.6 million as of March 31, 2025 and December 31, 2024, respectively, which represents the amount recorded for the Preferred Units at their issuance date fair value, net of issuance costs. As of the reporting date, there are no triggering, change of control, early redemption or monetization events that are probable that would require us to revalue the Preferred Units.

16. Subsequent Events

On May 8, 2025, the Company delivered a notice of partial redemption for $150.0 million aggregate principal amount of the outstanding 11.00% Senior Notes due 2026 (the “2026 Notes”) at a redemption price of par, plus accrued and unpaid interest to, but not including, the redemption date. The redemption date for the 2026 Notes provided in the notice of partial redemption is May 24, 2025. Wilmington Trust, National Association is the trustee for the 2026 Notes and is serving as the paying agent for the redemption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The historical unaudited condensed consolidated financial statements included in this Quarterly Report reflect all of the assets, liabilities and results of operations of Calumet, Inc. (“Calumet,” the “Company,” “we,” “our,” or “us”). The following discussion analyzes the financial condition and results of operations of the Company for the three months ended March 31, 2025. Stockholders should read the following discussion and analysis of our financial condition and results of operations in conjunction with our 2024 Annual Report and our historical unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report.

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

Recent Developments

9.75% Senior Notes due 2028

On January 16, 2025, the Partnership and Calumet Finance Corp. (collectively, the “Issuers”) issued $100.0 million aggregate principal amount of a new series of the Issuers’ 9.75% Senior Notes due 2028 (the “2028 Mirror Issuance Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act. The 2028 Mirror Issuance Notes were issued at 98% of par for net proceeds of approximately $96.0 million, after deducting the initial purchasers’ discount and estimated offering expenses. The Company intends to use the net proceeds from the offering of the Notes to redeem a portion of the Issuers’ outstanding 2026 Notes on or before May 24, 2025.

U.S. Department of Energy Facility

On January 10, 2025, MRL and the DOE, as guarantor and loan servicer, executed the DOE Loan for a $1.44 billion guaranteed loan facility to fund the construction and expansion of the renewable fuels facility owned by MRL. The loan guarantee is structured in two tranches, with the first tranche of approximately $781.8 million disbursed on February 18, 2025 (the “Funding Date”) to fund eligible expenses previously incurred by MRL. MRL has the ability to draw additional tranches of up to $658.0 million through a delayed draw construction facility from the beginning of construction in 2025 through the anticipated completion of the MaxSAFTM project in 2028, which includes a series of discrete, modular projects to enhance MRL’s SAF capacity. Under the MaxSAFTM project, we are planning to increase SAF capacity to approximately 150 million gallons per year within two years and approximately 300 million gallons at the completion of the project. The second tranche under the DOE Loan is subject to the achievement of certain milestone conditions. As a result, we can provide no assurance on the funding of the second tranche under the DOE Loan. Borrowings under the DOE

Loan are obligations of our unrestricted subsidiaries MRL and MRHL solely, and are non-recourse to the Company and its restricted subsidiaries.

The DOE Loan is secured by substantially all of MRL’s assets, and a pledge from MRHL over its right, title and interests to 100% of the equity interests of MRL. The DOE Loan contains events of default that are customary in nature for financings of this type, including, among other things, (a) the non-payment of principal or interest, (b) material violations of covenants, (c) material breaches of representations and warrants, (d) certain bankruptcy events and (e) certain change of control events.

The DOE Loan is also subject to amortization events that are customary in nature for financings of this type, including (a) failure to maintain financial ratios, (b) disposition of certain assets and (c) failure to meet certain project milestones. The occurrence of an amortization event or an event of default could result in accelerated amortization of the DOE Loan, and the occurrence of an event of default could, in certain instances, result in the liquidation of the collateral securing the DOE Loan.

In connection with the funding of the first tranche under the DOE Loan, MRL terminated (i) the MRL Asset Financing Arrangements, (ii) the MRL Term Loan Credit Agreement, (iii) the MRL Revolving Credit Agreement and (iv) the MRL Supply and Offtake Agreement.

On the Funding Date, the Company used a portion of the proceeds from the first tranche of the DOE Loan to:

●	repurchase all of the equipment associated with the MRL Asset Financing Arrangements for approximately $392.2 million (including exit fees of $23.0 million);
●	repay in full the outstanding loans of approximately $83.8 million under the MRL Term Loan Credit Agreement (including a make-whole premium of approximately $9.4 million and an early termination premium of approximately $0.7 million);
●	repay in full the outstanding loans of approximately $26.7 million under the MRL Revolving Credit Agreement; and
●	repay in full the outstanding obligations of approximately $32.5 million under the MRL Supply and Offtake Agreement.

Separately, the Company received $40.0 million of cash from Stonebriar on the Funding Date in satisfaction of the remaining conditions associated with the the Montana Refinery Asset Financing Arrangement.

Refer to Note 8 — “Long-Term Debt” for further information regarding the MRL Asset Financing Arrangements, the MRL Term Loan Credit Agreement and MRL Revolving Credit Agreement. Refer to Note 7 — “Inventory Financing Agreements” for further information regarding the MRL Supply and Offtake Agreement.

First Quarter 2025 Update

Outlook and Trends

During the first quarter of 2025, our business benefited from improvement in commodity margins relative to the fourth quarter and continued strength in specialty margins. Demand for our products remains strong across the enterprise. Following the turnaround that was completed in the fourth quarter, the Montana Renewables facility increased production throughout the quarter and returned to expected throughput. Our Montana Renewables business continued to achieve its operational cost target of $0.70 per gallon. Additionally, we continue to benefit from enhanced operational performance following the capital investments we have made over the past few years on projects designed to improve asset reliability. We continue to monitor the potential of tariffs across our business, but expect minimal impact given our U.S. based production footprint.

In our Specialties Products and Solutions and Performance Brands segments, we continue to benefit from an attractive specialty product margin environment. As anticipated, first quarter results reflected typical seasonal impacts to the fuel and asphalt business. Demand for our products in these businesses remained strong in comparison to historical averages and we continue to leverage the benefits of our fully integrated specialty business in this market. As expected, margins continue to normalize relative to the record highs experienced in the second half of 2022 and early 2023. We expect the current margin environment for both specialty products and fuel based products to continue into the second quarter of 2025. We expect to commence a planned turnaround at our Shreveport facility in the second quarter. Further, we believe low unemployment and stabilizing raw material and packaging costs point to a continuation of healthy demand for the majority of our products. While the risk of recession and inflation continue to be monitored, our plants and the industry are expected to operate at high rates to meet market demand.

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

Financial Results

We reported a net loss of $162.0 million in the first quarter 2025 versus a net loss of $41.6 million in the first quarter 2024. We reported Adjusted EBITDA (as defined in Note 12 — “Segments and Related Information” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements”) of $38.1 million in the first quarter 2025 versus $28.1 million in the first quarter 2024. We used cash from operating activities of $113.5 million in the first quarter 2025 versus using cash from operating activities of $94.0 million in the first quarter of 2024.

Please read Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for a reconciliation of EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax

Attributes to Net income (loss), our most directly comparable financial performance measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”).

Specialty Products and Solutions segment Adjusted EBITDA was $56.3 million in the first quarter 2025 versus $47.2 million in the first quarter 2024. Compared to the first quarter of 2024, Specialty Products and Solutions first quarter 2025 segment Adjusted EBITDA was favorably impacted by higher production volumes as a result of improved operational performance. This impact was partially offset by lower commodity margins in comparison to the prior year.

Montana/Renewables segment Adjusted EBITDA with Tax Attributes was $3.3 million in the first quarter 2025 versus a loss of $13.4 million in the first quarter 2024. Montana/Renewables segment Adjusted EBITDA with Tax Attributes was affected by the phase out of the Blender’s Tax Credit (“BTC”) and the introduction of the Section 45Z Clean Fuel Production Tax Credit (“PTC”). While the BTC provided for a static credit of approximately $1.00 per gallon on renewable diesel and SAF sales, the value of the PTC is a variable function of feedstock carbon intensity measures. The estimated value of the PTCs we generated in the first quarter of 2025 was approximately $0.50 per gallon. Our Montana specialty asphalt business was adversely impacted by tightening of the WCS-WTI discount in comparison to the prior year period, which impacted fuels and asphalt margins. The segment as a whole benefitted from continued focus on operating cost efficiency.

Performance Brands segment Adjusted EBITDA was $15.8 million in the first quarter 2025 versus $13.4 million in the first quarter 2024. Results in our Performance Brands segment were favorably impacted from the strong volume growth across high performance products, in particular our TruFuel product line and our integrated Bel-Ray and private label industrial businesses. This segment continues to benefit from strong unit margins, reflective of stabilized input costs in our branded and consumer markets and a focus on growing our presence in industrial markets.

Total Corporate costs represented a loss of $20.4 million of Adjusted EBITDA in the first quarter 2025 versus a loss of $19.1 million of Adjusted EBITDA in the first quarter 2024 due to higher labor and benefits related expenses.

Liquidity Update

As of March 31, 2025, we had total liquidity of $542.7 million comprised of $123.4 million of unrestricted cash, $80.0 million of restricted cash and $339.3 million of availability under our credit facilities. As of March 31, 2025, our revolving credit facilities had a $455.6 million borrowing base, $62.5 million in outstanding standby letters of credit and $53.8 million of outstanding borrowings. We believe we will continue to have sufficient liquidity from cash on hand, projected cash flow from operations, borrowing capacity and other means by which to meet our financial commitments, debt service obligations, contingencies, and anticipated capital expenditures for at least the next 12 months. Please read Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information.

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

During the first  quarter 2025, we recorded an accrued expense of $97.4 million for RINs, as compared to a gain of $64.5 million for RINs in the first quarter 2024. Our gross RINs Obligation, which includes RINs that are required to be secured through either our own blending or through the purchase of RINs in the open market, is spread across four compliance categories (D3, D4, D5 and D6). The gross RINs obligations may be satisfied by our own renewables blending, RIN purchases, or receipt of small refinery exemptions.

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

Our management uses several financial and operational measurements to analyze our performance. These measurements include the following:

●	sales volumes;
●	segment gross profit;
●	segment Adjusted gross profit;
●	segment Adjusted EBITDA;
●	segment Adjusted EBITDA with Tax Attributes; and
●	selling, general and administrative expenses.

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

Segment Adjusted EBITDA and Segment Adjusted EBITDA with Tax Attributes. We believe that Specialty Products and Solutions, Montana/Renewables and Performance Brands segment Adjusted EBITDA and Adjusted EBITDA with Tax Attributes measures are useful as they exclude transactions not related to our core cash operating activities and provide metrics to analyze our ability to pay interest to our noteholders. Adjusted EBITDA and Adjusted EBITDA with Tax Attributes allows us to meaningfully analyze the trends and performance of our core cash operations as well as to make decisions regarding the allocation of resources to segments. Corporate Adjusted EBITDA primarily reflects general and administrative costs.

Results of Operations for the Three Months Ended March 31, 2025 and 2024

Production Volume. The following table sets forth information about our continuing operations after giving effect to the elimination of all intercompany activity. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased blendstocks such as ethanol and specialty blendstocks, as well as the resale of crude oil.

	Three Months Ended March 31,
	2025	2024	% Change

	(In bpd)
Total sales volume (1)	85,547	83,602	2.3%
Facility production:
Specialty Products and Solutions:
Lubricating oils	11,679	11,187	4.4%
Solvents	7,575	7,179	5.5%
Waxes	1,321	1,407	(6.1)%
Fuels, asphalt and other by-products	34,451	30,450	13.1%
Total Specialty Products and Solutions	55,026	50,223	9.6%
Montana/Renewables:
Gasoline	3,706	3,547	4.5%
Diesel	2,494	2,703	(7.7)%
Jet fuel	417	355	17.5%
Asphalt, heavy fuel oils and other	3,750	4,147	(9.6)%
Renewable fuels	9,932	8,243	20.5%
Total Montana/Renewables	20,299	18,995	6.9%

Performance Brands	1,618	1,583	2.2%

Total facility production	76,943	70,801	8.7%

(1)	Total sales volume includes sales from the production at our facilities and certain third-party facilities pursuant to supply and/or processing agreements, sales of inventories and the resale of crude oil to third-party customers. Total sales volume includes the sale of purchased blendstocks.

The following table reflects our unaudited condensed consolidated results of operations and includes the non-GAAP financial measures EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes. For a reconciliation of EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes to Net income (loss), our most directly comparable financial performance measure calculated and presented in accordance with GAAP, please read “— Non-GAAP Financial Measures.”

	Three Months Ended March 31,
	2025	2024

	(In millions)
Sales	$993.9	$1,005.8
Cost of sales	1,075.3	927.3
Gross profit (loss)	(81.4)	78.5
Operating costs and expenses:
Selling	12.3	13.7
General and administrative	12.1	23.3
Gain on sale of business	(62.2)	—
Other operating expense	5.1	5.2
Operating income (expense)	(48.7)	36.3
Other income (expense):
Interest expense	(58.5)	(60.8)
Debt extinguishment costs	(47.6)	(0.2)
Loss on derivative instruments	(7.2)	(16.9)
Other income	0.4	0.2
Total other expense	(112.9)	(77.7)
Net loss before income taxes	(161.6)	(41.4)
Income tax expense	0.4	0.2
Net loss	$(162.0)	$(41.6)
EBITDA	$(66.0)	$55.4
Adjusted EBITDA	$38.1	$28.1
Adjusted EBITDA with Tax Attributes	$55.0	$28.1

Non-GAAP Financial Measures

We include in this Quarterly Report the non-GAAP financial measures EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes. We provide reconciliations of EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes to Net income (loss), our most directly comparable financial performance measure.

EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes are used as supplemental financial measures by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:

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

During the first quarter of 2025, the CODM changed the definition and calculation of Adjusted EBITDA to exclude RINs incurrence expense (see item (k) below). The Company’s RINs incurrence expense is calculated by multiplying the RINs obligation in the period incurred (based on actual results) by the spot price on the day the RINs obligation is incurred for each accounting period. The resulting non-cash incurrence expenses are included in cost of sales in the statement of operations. The Company believes that this revised definition and calculation better reflects the performance of the Company’s business segments including cash flows because it excludes these non-cash fluctuations. Adjusted EBITDA has been revised for all periods presented to consistently reflect this change.

We define Adjusted EBITDA for any period as EBITDA adjusted for (a) impairment; (b) unrealized gains and losses from mark-to-market accounting for hedging activities; (c) realized gains and losses under derivative instruments excluded from the determination of net income (loss); (d) non-cash equity-based compensation expense and other non-cash items (excluding items such as accruals of cash expenses in a future period or amortization of a prepaid cash expense) that were deducted in computing net income (loss); (e) debt refinancing fees, extinguishment costs, premiums and penalties; (f) any net gain or loss realized in connection with an asset sale that was deducted in computing net income (loss); (g) amortization of turnaround costs; (h) LCM inventory adjustments; (i) the impact of liquidation of inventory layers calculated using the LIFO method; (j) RINs mark-to-market adjustments; (k) RINs incurrence expense; and (l) all extraordinary, unusual or non-recurring items of gain or loss, or revenue or expense.

We define Adjusted EBITDA Margin as Adjusted EBITDA divided by sales.

We define Adjusted EBITDA with Tax Attributes for any period as Adjusted EBITDA plus the notional value of Production Tax Credits, less the difference between the notional value of any Production Tax Credits sold and the amount realized from such sales.

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

EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes should not be considered alternatives to Net income (loss) or Operating income (loss) or any other measure of financial performance presented in accordance with GAAP. In evaluating our performance as measured by EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes management recognizes and considers the limitations of these measurements. EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes do not reflect our liabilities for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes are only three of several measurements that management utilizes. Moreover, our EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes may not be comparable to similarly titled measures of another company because all companies may not calculate EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes in the same manner.

The following table presents a reconciliation of Net income (loss), our most directly comparable GAAP financial performance measure to EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes for each of the periods indicated.

	Three Months Ended March 31,
	2025	2024

Reconciliation of Net income (loss) to EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes
Net income (loss)	$(162.0)	$(41.6)
Add:
Interest expense	58.5	60.8
Depreciation and amortization	37.1	36.0
Income tax expense	0.4	0.2
EBITDA	$(66.0)	$55.4
Add:
LCM / LIFO (gain) loss	$(0.1)	$9.0
Unrealized (gain) loss on derivative instruments	(0.1)	(35.7)
Debt extinguishment costs	47.6	0.2
Amortization of turnaround costs	9.6	9.4
Gain on sale of business	(62.2)	—
RINs incurrence expense	30.4	6.5
RINs mark-to-market (gain) loss	86.8	(71.1)
Equity-based compensation and other items	(13.5)	(7.3)
Other non-recurring expenses (1)	3.2	60.8
Noncontrolling interest adjustments	2.4	0.9
Adjusted EBITDA	$38.1	$28.1
Tax attributes (2)	16.9	—
Adjusted EBITDA with Tax Attributes	$55.0	$28.1
(1)	For the three months ended March 31, 2024, other non-recurring expenses included a $51.9 million realized loss on derivatives related to the embedded derivatives for our inventory financing arrangements.
(2)	Tax attribute amounts reflect 100% of the notional value of PTCs generated for each respective period presented. The PTCs can be realized by applying the credits to the Company’s tax expense or sold in a secondary market at a discounted rate expected to be in the range of 5-10%. A full valuation allowance was recognized on the PTCs to reflect Management’s position that it is not more likely than not the PTCs will be realized due to market and political uncertainty and the delay in final rule making regarding PTC treatment.

The following table presents a reconciliation of Montana/Renewables Segment Net income (loss), our most directly comparable GAAP financial performance measure to Montana/Renewables Segment Adjusted EBITDA and Montana/Renewables Segment Adjusted EBITDA with Tax Attributes for each of the periods indicated.

	Three Months Ended March 31,
	2025	2024

	(Unaudited)

Reconciliation of Montana/Renewables Segment Net income (loss) to Segment Adjusted EBITDA and Segment Adjusted EBITDA with Tax Attributes:
Montana/Renewables Segment Net income (loss)	$(153.5)	$(53.8)
Add:
Depreciation and amortization	$27.9	$25.3
LCM / LIFO (gain) loss	(0.7)	12.4
Interest expense	18.3	17.0
Debt extinguishment costs	47.6	—
RINs incurrence expense	8.1	1.1
RINs mark-to-market loss	26.1	(23.2)
Other non-recurring expenses	4.6	6.9
Equity-based compensation and other items	5.6	—
Noncontrolling interest adjustments	2.4	0.9
Montana/Renewables Segment Adjusted EBITDA	$(13.6)	$(13.4)
Tax attributes (1)	16.9	—
Montana/Renewables Segment Adjusted EBITDA with Tax Attributes	$3.3	$(13.4)
(1)	Tax attribute amounts reflect 100% of the notional value of PTCs generated for each respective period presented. The PTCs can be realized by applying the credits to the Company’s tax expense or sold in a secondary market at a discounted rate expected to be in the range of 5-10%. A full valuation allowance was recognized on the PTCs to reflect Management’s position that it is not more likely than not the PTCs will be realized due to market and political uncertainty and the delay in final rule making regarding PTC treatment.

Changes in Results of Operations for the Three Months Ended March 31, 2025 and 2024

Sales. Sales decreased $11.9 million, or 1.2%, to $993.9 million in the three months ended March 31, 2025, from $1,005.8 million in the same period in 2024. Sales for each of our principal product categories in these periods were as follows:

	Three Months Ended March 31,
	2025	2024	% Change

	(In millions, except barrel and per barrel data)
Sales by segment:
Specialty Products and Solutions:
Lubricating oils	$202.2	$189.7	6.6%
Solvents	104.7	102.4	2.2%
Waxes	38.2	39.0	(2.1)%
Fuels, asphalt and other by-products (1)	305.0	350.5	(13.0)%
Total Specialty Products and Solutions	$650.1	$681.6	(4.6)%
Total Specialty Products and Solutions sales volume (in barrels)	5,372,000	5,410,000	(0.7)%
Average Specialty Products and Solutions sales price per barrel	$121.02	$125.99	(3.9)%
Montana/Renewables:
Gasoline	$32.5	$31.6	2.8%
Diesel	23.4	27.9	(16.1)%
Jet Fuel	4.2	4.6	(8.7)%
Asphalt, heavy fuel oils and other (2)	36.0	30.1	19.6%
Renewable fuels	165.6	150.3	10.2%
Total Montana/Renewables	$261.7	$244.5	7.0%
Total Montana/Renewables sales volume (in barrels)	2,173,000	2,055,000	5.7%
Average Montana/Renewables sales price per barrel	$120.43	$118.98	1.2%
Performance Brands:
Total Performance Brands (3)	$82.1	$79.7	3.0%
Total Performance Brands sales volume (in barrels)	154,000	144,000	6.9%
Average Performance Brands sales price per barrel	$533.12	$553.47	(3.7)%

Total sales	$993.9	$1,005.8	(1.2)%
Total sales volume (in barrels)	7,699,000	7,609,000	1.2%
(1)	Represents (a) by-products, including fuels and asphalt, produced in connection with the production of specialty products at the Princeton and Cotton Valley facilities and Dickinson and Karns City facilities, (b) polyolester synthetic lubricants produced at the Missouri facility, and (c) fuels products produced at the Shreveport facility.
(2)	Represents asphalt, heavy fuel oils and other products produced in connection with the production of fuels at the Great Falls specialty asphalt facility.
(3)	Represents packaged and synthetic specialty products at the Royal Purple, Bel-Ray and Calumet Packaging facilities.

The components of the $31.5 million decrease in Specialty Products and Solutions segment sales for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, were as follows:

Dollar Change
(In millions)
Volume	$(4.7)
Sales price	(26.8)
Total Specialty Products and Solutions segment sales decrease	$(31.5)

Specialty Products and Solutions segment sales decreased period over period, primarily driven by a decrease in crude oil prices compared to the prior period. This impact was partially offset by an increase in volumes as a result of strong market demand.

The components of the $17.2 million increase in Montana/Renewables segment sales for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, were as follows:

Dollar Change
(In millions)
Sales price	$3.0
Volume	14.2
Total Montana/Renewables segment sales increase	$17.2

Montana/Renewables segment sales increased primarily due to higher production volumes at our Montana Renewables facility during the quarter compared to the prior period. This impact was supplemented by the favorable impact of higher renewable diesel prices.

The components of the $2.4 million increase in Performance Brands segment sales for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, were as follows:

Dollar Change
(In millions)
Volume	$5.5
Sales price	(3.1)
Total Performance Brands segment sales increase	$2.4

Performance Brands segment sales increased primarily due to increases in sales volumes as a result of strong market demand and a continued focus on growing our presence in certain industrial markets, partially offset by the decrease in sales price.

Gross Profit. Gross profit decreased $159.9 million, or 203.7%, to a gross loss of $81.4 million in the three months ended March 31, 2025, from $78.5 million in the same period in 2024. Gross profit (loss) for our business segments were as follows:

	Three Months Ended March 31,
	2025	2024	% Change

	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty Products and Solutions:
Gross profit	$(34.0)	$85.3	(139.9)%
Percentage of sales	(5.2)%	12.5%	(17.7)%
Specialty Products and Solutions gross profit per barrel	$(6.33)	$15.77	(140.1)%
Montana/Renewables:
Gross profit (loss)	$(69.6)	$(29.1)	139.2%
Percentage of sales	(26.6)%	(11.9)%	(14.7)%
Montana/Renewables gross profit (loss) per barrel	$(32.03)	$(14.16)	126.2%
Performance Brands:
Gross profit	$22.2	$22.3	(0.4)%
Percentage of sales	27.0%	28.0%	(1.0)%
Performance Brands gross profit per barrel	$144.16	$154.86	(6.9)%

Total gross profit	$(81.4)	$78.5	(203.7)%
Percentage of sales	(8.2)%	7.8%	(16.0)%

The components of the $119.3 million decrease in Specialty Products and Solutions segment gross profit for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, were as follows:

Dollar Change
(In millions)
Three months ended March 31, 2024 reported gross profit	$85.3
Cost of materials	22.0
LCM / LIFO inventory adjustments	(2.9)
Volumes	(1.0)
Operating costs	1.2
RINs expense	(111.8)
Sales price	(26.8)
Three months ended March 31, 2025 reported gross profit (loss)	$(34.0)

The decrease in Specialty Products and Solutions segment gross profit for the three months ended March 31, 2025 as compared to the same period in 2024, was primarily due to the impact of RINs prices. While RINs prices decreased in the current period in comparison to the prior year period, the mark-to-market impact of RINs prices resulted in a RINs expense of $60.7 million in the current period, as compared to a benefit of $47.9 million in the prior year period. The unfavorable margin impact was primarily the result of the weakened commodity margin environment for fuels products. Refer to Note 2 — “Summary of Significant Accounting Policies” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information related to our accounting for RINs.

The components of the $40.5 million decrease in Montana/Renewables segment gross profit for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, were as follows:

Dollar Change
(In millions)
Three months ended March 31, 2024 reported gross profit (loss)	$(29.1)
Cost of materials	(24.6)
LCM / LIFO inventory adjustments	13.0
Volumes	1.7
RINs expense	(50.1)
Operating costs	16.5
Sales price	3.0
Three months ended March 31, 2025 reported gross profit (loss)	$(69.6)

The decrease in Montana/Renewables segment gross profit for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to the mark-to-market impact of RINs prices and the regulatory change from BTC to PTC at Montana Renewables. While RINs prices decreased in the current period in comparison to the prior year period, the mark-to-market impact of RINs prices resulted in a RINs mark-to-market expense of $26.1 million in the current period, as compared to a benefit of $23.2 million in the prior year period. The unfavorable impact associated with cost of materials was primarily the result of the regulatory change from BTC to PTC. In the prior year period, Montana Renewables’ cost of materials benefited approximately $1.00 per gallon from the BTC, whereas this benefit is reduced to zero in the current period, as the PTC is accounted for as a deferred tax asset and not recognized in cost of sales. These impacts were partially offset by improved operating costs across the segment. Refer to Note 2 — “Summary of Significant Accounting Policies” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information related to our accounting for RINs.

The components of the $0.1 million decrease in Performance Brands segment gross profit for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, were as follows:

Dollar Change
(In millions)
Three months ended March 31, 2024 reported gross profit	$22.3
Sales price	(3.1)
Operating costs	(0.4)
LCM / LIFO inventory adjustments	(1.1)
Volume	2.1
Cost of materials	2.4
Three months ended March 31, 2025 reported gross profit	$22.2

Performance Brands segment gross profit for the three months ended March 31, 2025, as compared to the same period in 2024, was essentially flat as a result of strong unit margins, reflective of stabilized input costs in our branded and consumer markets.

General and administrative. General and administrative expenses decreased $11.2 million, or 48.1%, to $12.1 million in the three months ended March 31, 2025 from $23.3 million in the same period in 2024. The decrease was due primarily to a $13.6 million decrease in equity-based compensation related expenses, partially offset by a $1.8 million increase in professional services fees. The increase in professional services fees were primarily related to IT infrastructure support services.

Gain on sale of business. There was a $62.2 million gain on sale of business in the three months ended March 31, 2025 for the sale of assets related to the industrial portion of our the Royal Purple® business. There was no gain or loss for the sale of a business recorded in the same period in 2024. Refer to Note 2 — “Summary of Significant Accounting Policies” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information related to the sale of assets related to the industrial portion of the Royal Purple® business.

Debt extinguishment costs. There was a $47.6 million expense for debt extinguishment costs in the three months ended March 31, 2025 related to the repurchase of the equipment associated with the MRL Asset Financing Arrangements, repayment of outstanding loans under the MRL Term Loan Credit Agreement and MRL Revolving Credit Agreement and repayment of outstanding obligations under the MRL Supply and Offtake Agreement. Debt extinguishment expense recorded in the same period in 2024 was a de-minimis amount. Refer to Note 8 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.

Liquidity and Capital Resources

General

The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included under Part II, Item 7 in our 2024 Annual Report. There have been no material changes in that information other than as discussed below. Also, see Note 7 — “Inventory Financing Agreements” and Note 8 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report for additional discussions related to our Supply and Offtake Agreements and our long-term debt.

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

The following table summarizes our primary sources and uses of cash in each of the periods presented:

	Three Months Ended March 31,
	2025	2024

	(In millions)
Net cash used in operating activities	$(110.6)	$(94.0)
Net cash provided by (used in) investing activities	77.8	(20.0)
Net cash provided by financing activities	190.3	130.7
Net increase in cash, cash equivalents and restricted cash	$157.5	$16.7

Operating Activities. Operating activities used cash of $110.6 million during the three months ended March 31, 2025 compared to using cash of $94.0 million during the same period in 2024. The change was primarily related to cash payments for debt extinguishment costs in the current year period, absent the prior year period. This impact was partially offset by a decrease in the cash required for working capital during the current year period.

Investing Activities. Investing activities provided cash of $77.8 million during the three months ended March 31, 2025 compared to a use of cash of $20.0 million during the same period in 2024. The change is related to the net proceeds received for the sale of the Royal Purple Industrial business in the current year period. Cash expenditures for additions to property, plant and equipment in the current year period were flat in comparison to the prior year.

Financing Activities. Financing activities provided cash of $190.3 million in the three months ended March 31, 2025 compared to providing cash of $130.7 million during the same period in 2024. The change is primarily due to the borrowings we received in the current year period from the DOE Loan and 2028 Mirror Issuance Notes, offset by the payments we made in the current year to repay outstanding borrowings under the revolving credit agreement, repurchase the equipment associated with the MRL Asset Financing Arrangements, repay the outstanding loans under the MRL Term Loan Credit Agreement and MRL Revolving Credit Agreement, and repay the outstanding obligations under the MRL Supply and Offtake Agreement. Cash provided by financing activities in the prior year period primarily consisted of borrowings under the revolving credit facility, proceeds from the issuance of the 2029 Secured Notes, which was partially offset by the repayment of the 2024 Secured Notes.

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

The following table sets forth our capital improvement expenditures, replacement capital expenditures, environmental capital expenditures and turnaround capital expenditures in each of the periods shown (including capitalized interest):

	Three Months Ended March 31,
	2025	2024

	(In millions)
Capital improvement expenditures	$4.1	$3.3
Replacement capital expenditures	12.3	15.8
Environmental capital expenditures	1.2	0.9
Turnaround capital expenditures	2.8	5.5
Total	$20.4	$25.5

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

Debt and Credit Facilities

As of March 31, 2025, our primary debt and credit instruments consisted of the following:

●	$650.0 million senior secured revolving credit facility maturing in January 2027 (after giving effect to the amendments to our revolving credit facility (the “Credit Facility Amendments”)), subject to borrowing base limitations, with a maximum letter of credit sub-limit equal to $255.0 million, which amount may be increased to 90% of revolver commitments in effect with the consent of the Agent (as defined in the Credit Agreement) (“revolving credit facility”);
●	$354.4 million of 11.00% Senior Notes due 2026 (“2026 Notes”);
●	$325.0 million of 8.125% Senior Notes due 2027 (“2027 Notes”);
●	$325.0 million of 9.75% Senior Notes due 2028 (“2028 Notes”);
●	$100.0 million of 9.75% Senior Notes due 2028 (“2028 Mirror Issuance Notes”);
●	$200.0 million of 9.25% Senior Secured First Lien Notes due 2029 (“2029 Secured Notes”);
●	$786.1 million of borrowings under our DOE Loan;
●	$40.0 million of financing through our Shreveport terminal asset financing arrangement;
●	$27.8 million of financing through our Montana terminal asset financing arrangement; and
●	$147.5 million of financing through our Montana refinery asset financing arrangement.

We were in compliance with all covenants under the debt instruments in place as of March 31, 2025 and believe we have adequate liquidity to conduct our business.

On January 10, 2025, MRL and the U.S. Department of Energy (the “DOE”), as guarantor and loan servicer, executed a Loan Guarantee Agreement (the “DOE Loan”) for a $1.44 billion guaranteed loan facility to fund the construction and expansion of the renewable fuels facility owned by MRL. The loan guarantee is structured in two tranches, with the first tranche of approximately $781.8 million disbursed on February 18, 2025 (the “Funding Date”) to fund eligible expenses previously incurred by MRL. MRL has the ability to draw additional tranches of up to approximately $658.0 million through a delayed draw construction facility. Borrowings under the DOE Loan are obligations of our unrestricted subsidiaries MRL and MRHL solely, and are non-recourse to the Company and its restricted subsidiaries. Please refer to Note 8 — “Long-Term Debt” in Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.

On January 16, 2025, the Issuers issued $100.0 million aggregate principal amount of a new series of the Issuers’ 9.75% Senior Notes due 2028 (the “2028 Mirror Issuance Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act. The 2028 Mirror Issuance Notes were issued at 98% of par for net proceeds of approximately $96.0 million, after deducting the initial purchasers’ discount and estimated offering expenses. The Company intends to use the net proceeds from the offering of the Notes to redeem a portion of the Issuers’ outstanding 2026 Notes on or before May 24, 2025. Please refer to Note 8 — “Long-Term Debt” in Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.

On September 30, 2024, Calumet Montana Refining, LLC (“Calumet Montana”), a subsidiary of the Company, entered into the Montana Refinery Asset Financing Arrangement with Stonebriar related to a sale and leaseback transaction. Pursuant to the Montana Refinery Asset Financing Arrangement, Calumet Montana sold to and leased back from Stonebriar the Refinery Assets, for a total purchase price of up to $150.0 million. Calumet Montana received $110.0 million of the total purchase price on September 30, 2024 and the remaining purchase price of $40.0 million was disbursed to the Company on February 18, 2025 in connection with the funding of the first tranche of approximately $781.8 million under the DOE Facility. Please refer to Note 8 — “Long-Term Debt” in Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.

The borrowing base on our credit facilities decreased from approximately $563.9 million as of March 31, 2024, to approximately $455.6 million at March 31, 2025. Our borrowing availability increased from approximately $187.9 million at March 31, 2024, to approximately $339.3 million at March 31, 2025. Total liquidity, consisting of unrestricted cash, restricted cash and available funds under our credit facilities, increased from $211.8 million at March 31, 2024 to $542.7 million at March 31, 2025.

Inventory Financing

Please refer to Note 7 — “Inventory Financing Agreements” in Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information regarding our Supply and Offtake Agreement.

Short-Term Liquidity

As of March 31, 2025, our principal sources of short-term liquidity were (i) $339.3 million of availability under our credit facilities, (ii) an inventory financing agreement related to our Shreveport facility, (iii) $123.4 million of unrestricted cash on hand, and (iv) $80.0 million of restricted cash. Borrowings under our revolving credit facilities can be used for, among other things, working capital, capital expenditures and other lawful partnership purposes including acquisitions. For additional information regarding our revolving credit facilities, see Note 8 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report.

Long-Term Financing

In addition to our principal sources of short-term liquidity listed above, subject to market conditions, we may meet our cash requirements through the issuance of long-term notes or additional common shares.

From time to time, we issue long-term debt securities referred to as our senior notes. Our outstanding senior notes are unsecured obligations that rank equally with all of our other senior debt obligations to the extent they are unsecured. As of March 31, 2025, we had $354.4 million in 2026 Notes, $325.0 million in 2027 Notes, $325.0 million in 2028 Notes, $100.0 million in 2028 Mirror Issuance Notes, and $200.0 million in 2029 Secured Notes outstanding. In addition, as of March 31, 2025, we had $786.1 million of debt outstanding for the DOE Loan, $40.0 million of other debt outstanding for the Shreveport terminal asset financing arrangement, $27.8 million of other debt outstanding for the Montana terminal asset financing arrangement, and $147.5 million of other debt outstanding for the Montana refinery asset financing arrangement. Borrowings under the DOE Loan are obligations of our unrestricted subsidiaries MRL and MRHL solely, and are non-recourse to the Company and its restricted subsidiaries.

To date, our debt balances have not adversely affected our operations, our ability to repay or refinance our indebtedness. Based on our historical record, we believe that our capital structure will continue to allow us to achieve our business objectives.

For additional information regarding our senior notes, please read Note 8 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report and Note 9 — “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data” of our 2024 Annual Report.

Master Derivative Contracts and Collateral Trust Agreement

For additional discussion regarding our master derivative contracts and collateral trust agreement, see “Master Derivative Contracts and Collateral Trust Agreement” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Annual Report.

Critical Accounting Estimates

For additional discussion regarding our critical accounting estimates, see “Critical Accounting Estimates” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Annual Report.

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

Interest Rate Risk

Our exposure to interest rate changes on fixed and variable rate debt is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. The following table provides information about the fair value of our fixed and variable rate debt obligations as of March 31, 2025 and December 31, 2024, which we disclose in Note 8 — “Long-Term Debt” and Note 10 — “Fair Value Measurements” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.”

	March 31, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value

	(In millions)
Financial Instrument:
2026 Notes	$356.4	$354.1	$358.0	$354.0
2027 Notes	$300.6	$323.3	$322.4	$323.1
2028 Notes & 2028 Mirror Issuance Notes	$383.0	$416.7	$331.8	$320.6
2029 Secured Notes	$206.3	$199.0	$206.1	199.0
Revolving credit facility	$53.8	$51.2	$286.6	$283.6
MRL revolving credit facility	$—	$—	$—	$(0.3)
MRL Term Loan Credit Agreement	$—	$—	$73.7	$71.4
DOE Loan	$786.1	$765.8	$—	$—
Shreveport terminal asset financing arrangement	$40.0	$39.6	$42.1	$41.6
Montana terminal asset financing arrangement	$27.8	$27.6	$30.4	$30.2
Montana refinery asset financing arrangement	$147.5	$146.2	$108.7	$108.7
MRL asset financing arrangements	$—	$—	$368.1	$365.4

For our variable rate debt, if any, changes in interest rates generally do not impact the fair value of the debt instrument but may impact our future earnings and cash flows. We had a $650.0 million revolving credit facility as of March 31, 2025, with borrowings for the revolving credit facility bearing interest at the prime rate or SOFR, at our option, plus the applicable margin. We had $53.8 million of outstanding variable rate debt as of March 31, 2025 and $286.6 million of outstanding variable rate debt as of December 31, 2024. Holding other variables constant (such as debt levels), a 100 basis point change in interest rates on our variable rate debt as of March 31, 2025, would be expected to have an impact on Net income (loss) of approximately $0.5 million per year.

Foreign Currency Risk

We have minimal exposure to foreign currency risk and as such the cost of hedging this risk is viewed to be in excess of the benefit of further reductions in our exposure to foreign currency exchange rate fluctuations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in Part I, Item 1A “Risk Factors” in our 2024 Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in Part I, Item 1A “Risk Factors” in our 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

4.1

Indenture, dated January 16, 2025, by and among the Issuers, the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 16, 2025).

4.2	Form of 9.75% Senior Notes due 2028 (included in Exhibit 4.1).

10.1

Loan Guarantee Agreement, dated January 10, 2025, by and among Montana Renewables, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 10, 2025).

31.1*	Sarbanes-Oxley Section 302 certification of Todd Borgmann.

31.2*	Sarbanes-Oxley Section 302 certification of David Lunin.

32.1**	Section 1350 certification of Todd Borgmann and David Lunin.

100.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments)

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALUMET, INC.

Date: May 12, 2025	By:	/s/ David Lunin
David Lunin
Executive Vice President and Chief Financial Officer
(Authorized Person and Principal Financial Officer)