Form 10-Q
period 2025-06-30
Calumet, Inc. /DE
filed 2025-08-08
CIK 2013745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2025

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

On August 8, 2025, the registrant had 86,752,229 shares of common stock outstanding.

CALUMET, INC.

QUARTERLY REPORT

For the Three and Six Months Ended June 30, 2025

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

PART I

Item 1. Financial Statements

CALUMET, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024

	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$110.6	$38.1
Restricted cash	80.0	7.8
Accounts receivable, net:
Trade, less allowance for credit losses of $1.3 million and $1.1 million, respectively	271.1	241.7
Other	34.8	36.4
	305.9	278.1
Inventories	370.5	416.3
Prepaid expenses and other current assets	28.8	25.7
Total current assets	895.8	766.0
Property, plant and equipment, net	1,387.7	1,438.8
Other noncurrent assets, net	492.9	553.4
Total assets	$2,776.4	$2,758.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$279.3	$320.8
Accrued interest payable	47.7	45.4
Accrued salaries, wages and benefits	57.8	94.7
Obligations under inventory financing agreements	—	32.0
Current portion of RINs obligation	457.0	245.4
Other current liabilities	102.4	89.8
Current portion of long-term debt	231.8	35.5
Total current liabilities	1,176.0	863.6
Other long-term liabilities	259.0	296.2
Long-term debt, less current portion	2,105.5	2,064.7
Total liabilities	$3,540.5	$3,224.5
Commitments and contingencies
Redeemable noncontrolling interest	$245.6	$245.6
Stockholders' equity:
Common stock: par value $0.01 per share, 700,000,000 shares authorized, and 86,659,413 and 85,950,493 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	$0.9	$0.9
Additional paid-in capital	837.5	825.4
Warrants: 2,000,000 warrants issued and outstanding as of June 30, 2025 and December 31, 2024.	7.8	7.8
Accumulated deficit	(1,848.9)	(1,539.0)
Accumulated other comprehensive loss	(7.0)	(7.0)
Total stockholders' equity	(1,009.7)	(711.9)
Total liabilities and stockholders' equity	$2,776.4	$2,758.2

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In millions, except share and per share data)

Sales	$1,026.6	$1,133.7	$2,020.5	$2,139.5
Cost of sales	1,070.2	1,069.9	2,145.5	1,997.2
Gross profit (loss)	(43.6)	63.8	(125.0)	142.3
Operating costs and expenses:
Selling	12.2	15.1	24.5	28.8
General and administrative	41.1	37.5	53.2	60.8
Gain on sale of business	—	—	(62.2)	—
Other operating expense	4.1	5.0	9.2	10.2
Operating income (loss)	(101.0)	6.2	(149.7)	42.5

Other income (expense):
Interest expense	(52.9)	(56.8)	(111.4)	(117.6)
Debt extinguishment costs	(0.1)	(0.1)	(47.7)	(0.3)
Gain (loss) on derivative instruments	4.3	11.3	(2.9)	(5.6)
Other income	2.0	0.8	2.4	1.0
Total other expense	(46.7)	(44.8)	(159.6)	(122.5)
Net loss before income taxes	(147.7)	(38.6)	(309.3)	(80.0)
Income tax expense	0.2	0.5	0.6	0.7
Net loss	$(147.9)	$(39.1)	$(309.9)	$(80.7)
Allocation of net loss to partners:
Net loss attributable to partners		(39.1)		(80.7)
Less:
General partners' interest in net loss		(0.8)		(1.6)
Net loss available to limited partners		$(38.3)		$(79.1)
Earnings per share / Limited partners' interest net loss per unit:
Basic and diluted	$(1.70)	$(0.48)	$(3.58)	$(0.98)
Weighted average number of common shares outstanding / limited partner units outstanding:
Basic and diluted	86,797,123	80,555,587	86,613,896	80,453,995

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In millions)
Net loss	$(147.9)	$(39.1)	$(309.9)	$(80.7)
Other comprehensive income:
Defined benefit pension and retiree health benefit plans	—	—	—	0.1
Total other comprehensive income	—	—	—	0.1
Comprehensive loss attributable to stockholders' equity / partners' capital (deficit)	$(147.9)	$(39.1)	$(309.9)	$(80.6)

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

									Accumulated
	Partners' Capital (Deficit)			Common Stock					Other
	Limited Partner	Limited	General	Common	Shares Issued	Additional		Accumulated	Comprehensive
	Units	Partners	Partner	Shares	Par Value	Paid-in Capital	Warrants	Deficit	Loss	Total

					(In millions)
Balance at March 31, 2025	—	$—	$—	86,621,470	$0.9	$837.0	$7.8	$(1,701.0)	$(7.0)	$(862.3)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(147.9)	—	(147.9)
Settlement of tax withholdings on equity-based incentive compensation	—	—	—	—	—	(0.1)	—	—	—	(0.1)
Settlement of restricted stock units	—	—	—	37,943	—	0.6	—	—	—	0.6
Balance at June 30, 2025	—	$—	$—	86,659,413	$0.9	$837.5	$7.8	$(1,848.9)	$(7.0)	$(1,009.7)

									Accumulated
	Partners' Capital (Deficit)			Common Stock					Other
	Limited Partner	Limited	General	Common	Shares Issued	Additional		Accumulated	Comprehensive
	Units	Partners	Partner	Shares	Par Value	Paid-in Capital	Warrants	Deficit	Loss	Total

					(In millions)
Balance at December 31, 2024	—	$—	$—	85,950,493	$0.9	$825.4	$7.8	$(1,539.0)	$(7.0)	$(711.9)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(309.9)	—	(309.9)
Settlement of tax withholdings on equity-based incentive compensation	—	—	—	—	—	(6.5)	—	—	—	(6.5)
Settlement of restricted stock units	—	—	—	708,920	—	18.6	—	—	—	18.6
Balance at June 30, 2025	—	$—	$—	86,659,413	$0.9	$837.5	$7.8	$(1,848.9)	$(7.0)	$(1,009.7)

									Accumulated
	Partners' Capital (Deficit)			Common Stock					Other
	Limited Partner	Limited	General	Common	Shares Issued	Additional		Accumulated	Comprehensive
	Units	Partners	Partner	Shares	Par Value	Paid-in Capital	Warrants	Deficit	Loss	Total

							(In millions)
Balance at March 31, 2024	80,223,093	$(523.1)	$0.5	—	$—	$—	$—	$—	$(7.1)	$(529.7)
Net loss attributable to partners	—	(38.3)	(0.8)	—	—	—	—	—	—	(39.1)
Settlement of tax withholdings on equity-based incentive compensation	—	(1.7)	—	—	—	—	—	—	—	(1.7)
Settlement of phantom units	165,462	4.1	—	—	—	—	—	—	—	4.1
Balance at June 30, 2024	80,388,555	$(559.0)	$(0.3)	—	$—	$—	$—	$—	$(7.1)	$(566.4)

									Accumulated
	Partners' Capital (Deficit)			Common Stock					Other
	Limited Partner	Limited	General	Common	Shares Issued	Additional		Accumulated	Comprehensive
	Units	Partners	Partner	Shares	Par Value	Paid-in Capital	Warrants	Deficit	Loss	Total

								(In millions)
Balance at December 31, 2023	79,967,363	$(484.4)	$1.3	—	$—	$—	$—	$—	$(7.2)	$(490.3)
Other comprehensive income	—	—	—	—	—	—	—	—	0.1	0.1
Net loss attributable to partners	—	(79.1)	(1.6)	—	—	—	—	—	—	(80.7)
Settlement of tax withholdings on equity-based incentive compensation	—	(5.2)	—	—	—	—	—	—	—	(5.2)
Settlement of phantom units	421,192	9.7	—	—	—	—	—	—	—	9.7
Balance at June 30, 2024	80,388,555	$(559.0)	$(0.3)	—	$—	$—	$—	$—	$(7.1)	$(566.4)

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2025	2024

	(In millions)
Operating activities
Net loss	$(309.9)	$(80.7)
Non-cash RINs (gain) expense	211.6	(44.4)
Unrealized (gain) loss on derivative instruments	(7.1)	14.6
Other non-cash activities	42.0	84.5
Changes in assets and liabilities	(44.6)	(1.5)
Net cash used in operating activities	(108.0)	(27.5)
Investing activities
Additions to property, plant and equipment	(31.2)	(35.0)
Proceeds from sale of business	95.4	—
Net cash provided by (used in) investing activities	64.2	(35.0)
Financing activities
Proceeds from borrowings — revolving credit facility	1,357.7	1,077.7
Repayments of borrowings — revolving credit facility	(1,435.9)	(899.3)
Proceeds from borrowings — MRL revolving credit agreement	26.6	32.0
Repayments of borrowings — MRL revolving credit agreement	(26.6)	(38.6)
Proceeds from borrowings — senior notes	100.0	200.0
Repayments of borrowings — senior notes	(150.0)	(229.0)
Proceeds from inventory financing	192.9	408.1
Payments on inventory financing	(213.3)	(462.6)
Proceeds from DOE Loan	781.8	—
Proceeds from other financing obligations	40.0	—
Repayments of borrowings - MRL Asset Financing Arrangements	(368.0)	—
Repayments of borrowings - MRL Term Loan Credit Agreement	(73.7)	—
Payments on other financing obligations	(43.0)	(25.9)
Net cash provided by financing activities	188.5	62.4
Net increase (decrease) in cash, cash equivalents and restricted cash	144.7	(0.1)
Cash, cash equivalents and restricted cash at beginning of period	45.9	14.7
Cash, cash equivalents and restricted cash at end of period	$190.6	$14.6
Cash and cash equivalents	$110.6	$7.0
Restricted cash	$80.0	$7.6
Supplemental disclosure of non-cash investing activities
Non-cash property, plant and equipment additions	$24.1	$26.1

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

On July 10, 2024, the Company issued (i) approximately 80.4 million shares of Common Stock to holders of the Common Units and (ii) 5.5 million shares of Common Stock and 2.0 million warrants to purchase common stock at an exercise price of $20.00 per share (subject to adjustment) to the Sponsor Parties, in each case, pursuant to the Conversion Agreement. As of June 30, 2025, the Company was a publicly traded Delaware corporation. The Company’s common shares are listed on the Nasdaq Global Select Market under the ticker symbol “CLMT.” Refer to Note 2 — “Summary of Significant Accounting Policies” for additional information.

The Company manufactures, formulates, and markets a diversified slate of specialty branded products and renewable fuels to customers in various consumer-facing and industrial markets. Calumet is headquartered in Indianapolis, Indiana and operates twelve facilities throughout North America.

The unaudited condensed consolidated financial statements of the Company as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024, included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal nature, unless otherwise disclosed. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 Annual Report”).

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

Restricted cash as of June 30, 2025 represents cash that is restricted under the Department of Energy Loan Guarantee Agreement (the “DOE Loan”) because it is only available to make certain investments under the terms of the DOE Loan.

Restricted cash as of December 31, 2024 represented cash that was restricted under the Montana Renewables, LLC (“MRL”) Term Loan Credit Agreement because it was only available to make principal and interest payments under the terms of the agreement.

Renewable Identification Numbers (“RINs”) Obligation

The Company’s RINs volume obligation (“RVO” or “RINs Obligation”) is an estimated provision if future purchase of RINs were to be required in order to satisfy the U.S. Environmental Protection Agency’s (“EPA”) requirement to blend renewable fuels into certain transportation fuel products pursuant to the Renewable Fuel Standard (“RFS”) of the Clean Air Act (“CAA”). The Company has historically not been obligated to make these purchases. A RIN is a 38-character number assigned to each physical gallon of renewable fuel produced in or imported into the United States. The EPA sets annual volume obligations for the percentage of renewable fuels that must be blended into transportation fuels consumed in the U.S. Compliance is demonstrated by tendering RINs to the EPA documenting that blending has been accomplished or by obtaining a Small Refinery Exemption (“SRE”) as provided in the Clean Air Act. Prior to 2018, the Company historically received the Small Refinery Exemption after qualifying on the merits. In 2022, EPA changed its approach and began denying all industry hardship petitions including the Company’s. As explained below, those decisions have since been vacated and remanded to the agency or are currently in litigation.

The RVO is a quantity and cannot be settled financially with EPA. The Company accounts for its current period RVO by multiplying the quantity of RINs shortage (based on actual results) by the period end RINs spot price, which is recorded as a current liability in the unaudited condensed consolidated balance sheets and revalued at the end of each subsequent accounting period, which produces non-cash mark-to-market adjustments that are reflected in cost of sales in the unaudited condensed consolidated statements of operations (with the exception of RINs for compliance year 2019 related to the San Antonio refinery, which amount is reflected in other operating expense in the unaudited condensed consolidated statements of operations). RINs generated by blending may be sold or held to offset a portion of the following year’s RVO. Any gains or losses from RINs sales are recorded in cost of sales in the unaudited condensed consolidated statements of operations.

2018 RVO. In April 2022, EPA issued blanket decisions denying 36 petitions from small refineries seeking SREs for program year 2018. EPA had previously granted 31 of these 36 petitions in August 2019, including petitions from the Company. Concurrent with the April 2022 denial action, EPA provided an alternate compliance approach to allow these 31 small refineries to meet their 2018 compliance obligations without purchasing or retiring additional RINs. In April 2022, the Company filed a petition for review of EPA’s denial of the 2018 SRE petition for the Shreveport refinery in the U.S. Court of Appeals for the Fifth Circuit. In June 2022, the Company filed a petition for review of EPA’s denial of the 2018 SRE petition for the Montana refinery in the U.S. Court of Appeals for the Ninth Circuit.  The Company also filed a protective petition for review in the U.S. Court of Appeals for the D.C. Circuit challenging EPA’s denials of both the Shreveport and Montana refineries’ petitions. Upon a motion made by EPA, the Ninth Circuit dismissed the Company’s petition for review of the denial of the Montana refinery’s 2018 SRE petition for improper venue in favor of the D.C. Circuit. EPA filed a similar motion to dismiss or transfer in the Fifth Circuit; however, the Fifth Circuit denied EPA’s venue motion. These 2018 RVO cases were consolidated with the 2019-2020 RVO cases described below.

2019-2020 RVO. In June 2022, EPA issued final decisions denying 69 pending petitions from small refineries seeking SREs for compliance years 2016 to 2021, including petitions submitted by the Company for program years 2019 and 2020, based on EPA’s across-the-board determination that no small refinery suffers disproportionate economic hardship from the RFS program, a contention which was subsequently rejected by the Government Accountability Office. In August 2022, the Company filed a petition for review of EPA’s denial of the 2019 and 2020 SRE petitions for the Shreveport refinery in the U.S. Court of Appeals for the Fifth Circuit, and for the Montana refinery in the U.S. Court of Appeals for the Ninth Circuit. The Company also filed a protective petition for review in the U.S. Court of Appeals for the D.C. Circuit challenging both of EPA’s denials. These 2019-2020 cases were consolidated with the program year 2018 cases. Upon a motion made by EPA, the Ninth Circuit transferred the Company’s Montana case to the D.C. Circuit. The Fifth Circuit denied EPA’s request to dismiss or transfer the Shreveport case.

In November 2023, the Fifth Circuit issued its decision and concluded that venue was proper in the Fifth Circuit and that EPA’s denial of the Shreveport refinery’s petitions for program years 2018-2020 was unlawful. The Fifth Circuit vacated EPA’s denials and remanded the petitions to EPA.

In July 2024, the D.C. Circuit issued its decision and concluded that EPA’s denial of the Montana Refinery’s petitions for program years 2018-2020 was unlawful.  The D.C. Circuit vacated EPA’s denial and remanded the petitions to EPA.

EPA filed a petition for writ of certiorari with the U.S. Supreme Court with respect to only the venue portion of the Fifth Circuit’s decision. On June 18, 2025, the Supreme Court ruled that elements of EPA’s April and June 2022 denials, which included program years 2018-2020, triggered the “nationwide scope or effect” exception to regional circuit court venue in the Clean Air Act. As a result, the Supreme Court held that the D.C. Circuit is the proper venue for the challenge to EPA’s denial of the Shreveport refinery’s petitions for 2018-2020 program years.  The Supreme Court vacated the Fifth Circuit’s decision and remanded the Shreveport refinery’s case to the Fifth Circuit. The Company and EPA have asked the Fifth Circuit to transfer the case to the D.C. Circuit in accordance with the Supreme Court’s decision. Once the petitions are in the D.C. Circuit, we expect that court to vacate and remand EPA’s denial of the Shreveport refinery’s petitions as it did for the Montana refinery and the other petitioning refineries.

2021-2022 RVO. In October 2022, Calumet applied for SREs for the 2021 and 2022 compliance years. In July 2023, EPA issued final decisions denying 26 pending petitions from small refineries seeking SREs for compliance years 2016 to 2023, including the 2021 and 2022 petitions for the Montana and Shreveport refineries, based on the same approach and analysis described by EPA in its June 2022 denials. The Company filed petitions for review of the denials with the Fifth Circuit and D.C. Circuit and filed motions asking those courts to stay the Company’s 2021 and 2022 RFS obligations. In September 2023, the Fifth Circuit granted the Company’s motion for stay of the Shreveport refinery’s 2021 and 2022 RFS obligations while the case is pending; and in October 2023, the D.C. Circuit granted the Company’s motion for stay of the Montana refinery’s 2021 and 2022 RFS obligations. The D.C. Circuit then vacated EPA’s denials of the Montana refinery’s 2021 and 2022 petitions and remanded the petitions back to EPA, following its own ruling on the 2019-2020 petitions. The Fifth Circuit has transferred the Shreveport refinery’s 2021 and 2022 petitions to the D.C. Circuit. We expect the D.C. Circuit to vacate EPA’s denials and remand them to the agency.

2023 RVO. In December 2023, Calumet applied for SREs for the 2023 compliance year. In July 2024, the Company filed for injunctive relief in both the District Court of Montana and the Western District Court of Louisiana to force EPA to make a decision on those outstanding 2023 SRE petitions. The courts ruled in favor of the Company and set a deadline for EPA to act. In January 2025, EPA denied the Company’s 2023 SRE petitions. Calumet challenged the denials in the Fifth Circuit and the Ninth Circuit for Shreveport and Montana respectively. Both courts have stayed Calumet’s 2023 RFS obligations while the challenges are pending. EPA acknowledged in writing that its January 2025 decisions on the Company’s petitions for the 2023 compliance year were locally applicable, so the proper venue for the Shreveport and Montana challenges is the Fifth and Ninth Circuits, respectively.

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

As of June 30, 2025 and December 31, 2024, the Company had a RINs Obligation recorded on the unaudited condensed consolidated balance sheets of $457.0 million and $245.4 million, respectively.

C-Corp Conversion

As described in Note 1 — “Description of the Business,” on the closing date of the C-Corp Conversion, the Company issued (i) approximately 80.4 million shares of Common Stock to holders of the Common Units and (ii) 5.5 million shares of Common Stock and 2.0 million warrants to purchase common stock at an exercise price of $20.00 per share (subject to adjustment) on or prior to July 10, 2027 to the Sponsor Parties, in each case, pursuant to the Conversion Agreement. The Company accounted for the C-Corp Conversion as a common control transaction and there were no changes in basis to the net assets recognized at the closing of the transaction. Further, the C-Corp Conversion did not result in a change in the reporting entity, and as such, the transaction was accounted for on a prospective basis in the Company’s condensed consolidated financial statements. The 2.0 million warrants to purchase common stock at an exercise price of $20.00 per share (subject to adjustment) are included in Stockholders’ Equity on the condensed consolidated balance sheets with a balance of $7.8 million for the periods ended June 30, 2025 and December 31, 2024, respectively. Refer to Note 10 — “Fair Value Measurements” for additional information related to the assumptions and inputs used to determine the fair value of the warrants.

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

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses.” This ASU requires companies to disclose more detailed information about specified categories of expenses included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027, and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on our disclosures.

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

Contract Balances

Under product sales contracts, the Company invoices customers for performance obligations that have been satisfied, at which point payment is unconditional. Accordingly, a product sales contract does not give rise to contract assets or liabilities under ASC 606. The Company’s receivables, net of allowance for expected credit losses from contracts with customers as of June 30, 2025 and December 31, 2024 and 2023 were $271.1 million, $241.7 million, and $252.4 million, respectively.

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

4. Inventories

The cost of inventory is recorded using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. In certain circumstances, the Company may decide not to replenish inventory for certain products or product lines during an interim period, in which case, the Company may record interim LIFO adjustments during that period. During the three and six months ended June 30, 2025 and 2024, the Company recorded no activity (exclusive of lower of cost or market (“LCM”) adjustments) in cost of sales in the unaudited condensed consolidated statements of operations due to the permanent liquidation of inventory layers.

Costs include crude oil and other feedstocks, labor, processing costs, and refining overhead costs. Inventories are valued at the LCM value. The replacement cost of these inventories, based on current market values, would have been $36.1 million and $49.2 million higher than the carrying value of inventory as of June 30, 2025 and December 31, 2024, respectively.

For the three and six months ended June 30, 2025 and 2024, the Company sold inventory comprised of crude oil, refined products, and renewable feedstocks under Supply and Offtake Agreements as described in Note 7 — “Inventory Financing Agreements” related to the Shreveport and Montana Renewables facilities.

Inventories consist of the following (in millions):

	June 30, 2025			December 31, 2024
		Supply and			Supply and
	Titled	Offtake		Titled	Offtake
	Inventory	Agreements (1)	Total	Inventory	Agreements (1)	Total
Raw materials	$52.1	$26.5	$78.6	$45.3	$29.7	$75.0
Work in process	79.9	18.8	98.7	63.8	33.7	97.5
Finished goods	156.8	36.4	193.2	160.3	83.5	243.8
	$288.8	$81.7	$370.5	$269.4	$146.9	$416.3
(1)	Amounts represent LIFO value and do not necessarily represent the value at which the inventory was sold. Please read Note 7 — “Inventory Financing Agreements” for further information.

In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. During the three months ended June 30, 2025 and 2024, the Company recorded a decrease in cost of sales in the unaudited condensed consolidated statements of operations for LCM of $1.9 million and $9.5 million, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded a decrease in cost of sales in the unaudited condensed consolidated statements of operations for LCM of $2.0 million and $0.5 million, respectively.

5. Leases

The Company has various operating and finance leases primarily for the use of land, storage tanks, railcars, equipment, precious metals, and office facilities that have remaining lease terms of greater than one year to 15 years, some of which include options to extend the lease for up to 31 years, and some of which include options to terminate the lease within one year.

Supplemental balance sheet information related to the Company’s leases for the periods presented were as follows (in millions):

		June 30,	December 31,
Assets:	Classification:	2025	2024
Operating lease assets	Other noncurrent assets, net (1)	$229.0	$240.2
Finance lease assets	Property, plant and equipment, net (2)	2.2	2.5
Total leased assets		$231.2	$242.7
Liabilities:
Current
Operating	Other current liabilities	$60.3	$58.8
Finance	Current portion of long-term debt	1.0	1.0
Non-current
Operating	Other long-term liabilities	170.3	182.2
Finance	Long-term debt, less current portion	1.4	1.9
Total lease liabilities		$233.0	$243.9
(1)	During the three and six months ended June 30, 2025, the Company had additions to its operating lease right of use assets and operating lease liabilities of approximately $10.5 million and $19.4 million, respectively. During the three and six months ended June 30, 2024, the Company had additions to its operating lease right of use assets and operating lease liabilities of approximately $1.8 million and $6.8 million, respectively.

(2)	Finance lease assets are recorded net of accumulated amortization of $6.2 million and $5.8 million as of June 30, 2025 and December 31, 2024, respectively.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s leases for the periods presented were as follows (in millions).

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Costs:	Classification:	2025	2024	2025	2024
Fixed operating lease cost	Cost of Sales; SG&A Expenses	$19.4	$21.0	$38.4	$41.9
Short-term operating lease cost (1)	Cost of Sales; SG&A Expenses	2.1	2.2	4.0	4.5
Variable operating lease cost (2)	Cost of Sales; SG&A Expenses	3.4	0.6	3.6	1.3
Finance lease cost:
Amortization of finance lease assets	Cost of Sales	0.2	0.1	0.4	0.2
Interest on lease liabilities	Interest expense	—	—	0.1	0.1
Total lease cost		$25.1	$23.9	$46.5	$48.0
(1)	The Company’s leases with an initial term of 12 months or less are not recorded on the unaudited condensed consolidated balance sheets.
(2)	The Company’s railcar leases typically include a mileage limit the railcar can travel over the life of the lease. For any mileage incurred over this limit, the Company is obligated to pay an agreed upon dollar value for each mile that is traveled over the limit.

As of June 30, 2025, the Company had estimated minimum commitments for the payment of rentals under leases which, at inception, had a noncancellable term of more than one year, as follows (in millions):

	Operating	Finance
Maturity of Lease Liabilities	Leases (1)	Leases (2)	Total
2025	$39.5	$0.6	$40.1
2026	72.1	1.1	73.2
2027	67.5	0.5	68.0
2028	63.7	0.3	64.0
2029	9.3	0.2	9.5
Thereafter	18.6	—	18.6
Total	$270.7	$2.7	$273.4
Less: Interest	40.1	0.3	40.4
Present value of lease liabilities	$230.6	$2.4	$233.0
Less obligations due within one year	60.3	1.0	61.3
Long-term lease obligation	$170.3	$1.4	$171.7
(1)	As of June 30, 2025, the Company’s operating lease payments included no material options to extend lease terms that are reasonably certain of being exercised. The Company has no legally binding minimum lease payments for leases signed but not yet commenced as of June 30, 2025.
(2)	As of June 30, 2025, the Company’s finance lease payments included no material options to extend lease terms that are reasonably certain of being exercised. The Company has no legally binding minimum lease payments for leases that have been signed but not yet commenced as of June 30, 2025.

Weighted-Average Lease Term and Discount Rate

The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating and finance leases were as follows:

	June 30,	December 31,
Lease Term and Discount Rate:	2025	2024
Weighted-average remaining lease term (years):
Operating leases	4.1	4.4
Finance leases	2.8	3.1
Weighted-average discount rate:
Operating leases	8.1%	8.1%
Finance leases	8.3%	8.0%

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

Standby Letters of Credit

The Company has agreements with various financial institutions for standby letters of credit and other reserves. The standby letters of credit have been issued primarily to vendors. As of June 30, 2025 and December 31, 2024, the Company had outstanding standby letters of credit of $64.4 million and $45.4 million, respectively, under its senior secured revolving credit facility (the “revolving credit facility”). Please read Note 8 — “Long-Term Debt” for additional information regarding the Company’s revolving credit facility. At June 30, 2025 and December 31, 2024, the maximum amount of letters of credit the Company could issue under its revolving credit facility was subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $255.0 million, which may be increased with the consent of the Agent (as defined in the Credit Agreement) to 90% of revolver commitments then in effect ($500.0 million at June 30, 2025 and December 31, 2024).

Throughput Contract

Prior to 2020, the Company entered into a long-term agreement to transport crude oil at a minimum of 5,000 bpd through a pipeline, which commenced service in the second quarter of 2020. The agreement also contains a capital recovery charge that increases 2% per annum. This agreement is for seven years.

As of June 30, 2025, the estimated minimum unconditional purchase commitments, including the capital recovery charge, under the agreement were as follows (in millions):

Year	Commitment
2025	$2.0
2026	4.0
2027	2.4
2028	—
Thereafter	—
Total (1)	$8.4
(1)	As of June 30, 2025, the estimated minimum payments for the unconditional purchase commitments have been accrued and are included in other current liabilities and other long-term liabilities in the unaudited condensed consolidated balance sheets. This liability was accrued due to the fact that the contract was entered into to supply crude to a divested facility.

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

For the three months ended June 30, 2025 and 2024, the Company incurred an expense of $2.9 million and $2.0 million, respectively, for financing costs related to the Supply and Offtake Agreements, which are included in interest expense in the Company’s unaudited condensed consolidated statements of operations. For the six months ended June 30, 2025 and 2024, the Company incurred an expense of $7.0 million and $10.4 million, respectively, for financing costs related to the Supply and Offtake Agreements, which are included in interest expense in the Company’s unaudited condensed consolidated statements of operations.

8. Long-Term Debt

Long-term debt consisted of the following (in millions):

	June 30,	December 31,
	2025	2024
Borrowings under amended and restated senior secured revolving credit agreement with third-party lenders, interest payments quarterly, borrowings due January 2027, weighted average interest rates of 6.7% and 7.5% for the six months ended June 30, 2025 and the year ended December 31, 2024, respectively.	$208.4	$286.6
Borrowings under amended secured MRL revolving credit agreement with third-party lender, interest payments quarterly, borrowings due November 2027, weighted average interest rate of 6.4% and 7.3% for the six months ended June 30, 2025 and the year ended December 31, 2024, respectively.	—	—
Borrowings under the 2026 Notes, interest at a fixed rate of 11.0%, interest payments semiannually, borrowings due April 2026, effective interest rate of 11.1% for the six months ended June 30, 2025 and the year ended December 31, 2024.	204.4	354.4
Borrowings under the 2027 Notes, interest at a fixed rate of 8.125%, interest payments semiannually, borrowings due July 2027, effective interest rate of 8.3% for the six months ended June 30, 2025 and the year ended December 31, 2024.	325.0	325.0
Borrowings under the 2028 Notes, interest at a fixed rate of 9.75%, interest payments semiannually, borrowings due July 2028, effective interest rate of 10.2% for the six months ended June 30, 2025 and the year ended December 31, 2024.	325.0	325.0
Borrowings under the 2028 Mirror Issuance Notes, interest at a fixed rate of 9.75%, interest payments semiannually, borrowings due July 2028, effective interest rate of 11.3% for the six months ended June 30, 2025.	100.0	—
Borrowings under the 2029 Secured Notes, interest at a fixed rate of 9.25%, interest payments semiannually, borrowings due July 2029, effective interest rate of 9.4% for the six months ended June 30, 2025 and the year ended December 31, 2024.	200.0	200.0
Borrowings under the DOE Loan	795.7	—
MRL Term Loan Credit Agreement	—	73.7
Shreveport terminal asset financing arrangement	37.9	42.1
Montana terminal asset financing arrangement	27.8	30.4
Montana refinery asset financing arrangement	145.5	108.7
MRL asset financing arrangements	—	368.1
Finance lease obligations, at various interest rates, interest and principal payments monthly through June 2028	2.4	2.9
Less unamortized debt issuance costs (1)	(32.9)	(14.4)
Less unamortized discounts	(1.9)	(2.3)
Total debt	$2,337.3	$2,100.2
Less current portion of long-term debt	231.8	35.5
Total long-term debt	$2,105.5	$2,064.7
(1)	Deferred debt issuance costs are being amortized by the effective interest rate method over the lives of the related debt instruments. These amounts are net of accumulated amortization of $34.2 million and $31.6 million at June 30, 2025 and December 31, 2024, respectively.

Senior Notes

9.25% Senior Secured First Lien Notes due 2029 (the “2029 Secured Notes”)

On March 7, 2024, the Partnership and Calumet Finance Corp. (collectively, the “Issuers”) issued and sold $200.0 million in aggregate principal amount of 2029 Secured Notes in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The 2029 Secured Notes were issued at par for net proceeds of $199.0 million, after deducting transaction expenses. The Issuers used the net proceeds from the private placement of the 2029 Secured Notes, together with cash on hand, to redeem all of their outstanding 9.25% Senior Secured First Lien Notes due 2024 (the “2024 Secured Notes”) and $50.0 million aggregate principal amount of their outstanding 11.00% Senior Notes due 2025 (the “2025 Notes”). The Issuers redeemed $50.0 million aggregate principal amount of their outstanding 2025 Notes on April 15, 2024. Interest on the 2029 Secured Notes is paid semiannually on January 15 and July 15 of each year, beginning on July 15, 2024.

9.75% Senior Notes due 2028 (the “2028 Notes”)

On June 27, 2023, the Issuers issued and sold $325.0 million in aggregate principal amount of 2028 Notes, in a private placement pursuant to Section 4(a)(2) of the Securities Act to eligible purchasers at par. The Issuers received net proceeds of $319.1 million, after deducting the initial purchasers’ discount and offering expenses, which the Issuers used a portion of the net proceeds to fund offers (collectively, the “Tender Offers”) to purchase (i) any and all of its outstanding $200.0 million in aggregate principal amount of 2024 Secured Notes and (ii) up to $100.0 million in aggregate principal amount of its outstanding 2025 Notes and pay related premiums and expenses, with the remaining net proceeds used for general partnership purposes, including debt repayment. On June 28, 2023, in connection with the early settlement of the Tender Offers, the Issuers used approximately $125.5 million (excluding accrued and unpaid interest and related expenses) of the proceeds from the offering of the 2028 Notes to fund the repurchase of (i) approximately $21.0 million in aggregate principal amount of 2024 Secured Notes and (ii) $100.0 million in aggregate principal amount of the 2025 Notes and pay related premiums. Interest on the 2028 Notes is paid semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2024.

9.75% Senior Notes due 2028 (the “2028 Mirror Issuance Notes”)

On January 16, 2025, the Issuers issued and sold $100.0 million aggregate principal amount of a new series of 9.75% Senior Notes due 2028 in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act. The 2028 Mirror Issuance Notes were issued at 98% of par for net proceeds of approximately $96.0 million, after deducting the initial purchasers’ discount and estimated offering expenses. The Issuers used the net proceeds from the offering of the 2028 Mirror Issuance Notes to redeem a portion of their outstanding 2026 Notes on May 24, 2025. Interest on the 2028 Mirror Issuance Notes is paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2025.

8.125% Senior Notes due 2027 (the “2027 Notes”)

On January 20, 2022, the Issuers issued and sold $325.0 million in aggregate principal amount of 2027 Notes, in a private placement pursuant to Section 4(a)(2) of the Securities Act to eligible purchasers at par. Interest on the 2027 Notes is paid semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2022.

11.00% Senior Notes due 2026 (the “2026 Notes”)

On November 25, 2024, the Issuers completed their previously announced private exchange offer (the “Exchange Offer”) to certain eligible holders, pursuant to which approximately $354.4 million aggregate principal amount of the 2025 Notes were validly tendered by and accepted for exchange from eligible holders for consideration of approximately $354.4 million aggregate principal amount of newly issued 2026 Notes.

On May 24, 2025, the Issuers partially redeemed $150.0 million aggregate principal amount of the outstanding 2026 Notes at a redemption price of par, plus accrued and unpaid interest to, but not including, the redemption date.

Senior Notes

The 2026 Notes, 2027 Notes, 2028 Notes, 2028 Mirror Issuance Notes, and the 2029 Secured Notes (collectively, the “Senior Notes”) are subject to certain automatic customary releases, including the sale, disposition, or transfer of capital stock or substantially all of the assets of a subsidiary guarantor, designation of a subsidiary guarantor as unrestricted in accordance with the applicable indenture, exercise of legal defeasance option or covenant defeasance option, liquidation or dissolution of the subsidiary guarantor, and a subsidiary guarantor ceases to both guarantee other Partnership debt and to be an obligor under the revolving credit facility. The Partnership’s operating subsidiaries may not sell or otherwise dispose of all or substantially all of their properties or assets to, or consolidate with or merge into, another company if such a sale would cause a default under the indentures governing the Senior Notes.

The indentures governing the Senior Notes contain covenants that, among other things, restrict the Partnership’s ability and the ability of certain of the Partnership’s subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Partnership’s equity or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Partnership’s restricted subsidiaries to the Partnership; (vii) consolidate, merge or transfer all or substantially all of the Partnership’s assets; (viii) engage in transactions with affiliates, and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the Senior Notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the Senior Notes, has occurred and is continuing, many of these covenants will be suspended. As of June 30, 2025, the Partnership was in compliance with all covenants under the indentures governing the Senior Notes.

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

Separately, the Company received $40.0 million of cash from Stonebriar Commercial Finance LLC (“Stonebriar”) on the Funding Date in satisfaction of the remaining conditions associated with the Montana Refinery Asset Financing Arrangement.

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

In connection with the funding of the first tranche under the DOE Facility, MRL terminated the MRL Asset Financing Arrangements and the Company recorded debt extinguishment costs of approximately $34.8 million during the six months ended June 30, 2025.

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

The borrowing capacity at June 30, 2025, under the revolving credit facility was approximately $461.4 million. As of June 30, 2025, the Company had outstanding borrowings of $208.4 million under the revolving credit facility and outstanding standby letters of credit of $64.4 million, leaving approximately $188.6 million of unused capacity.

The revolving credit facility contains various covenants that limit, among other things, the Company’s ability to: incur indebtedness; grant liens; dispose of certain assets; make certain acquisitions and investments; redeem or prepay other debt or make other restricted payments such as distributions to unitholders; enter into transactions with affiliates; and enter into a merger, consolidation or sale of assets. Further, the revolving credit facility contains one springing financial covenant which provides that only if the Company’s availability to borrow loans under the revolving credit facility falls below the sum of (a) the greater of (i) (x) 15% of the borrowing base then in effect at the same time that the refinery asset borrowing base component is greater than $0 and (y) 10% of the borrowing base then in effect at any time that the refinery asset borrowing base component is equal to $0 and (ii) $45.0 million (which amount is subject to certain increases) plus (b) the amount of FILO Loans outstanding, then the Company will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.0 to 1.0. As of June 30, 2025, the Company was in compliance with all covenants under the revolving credit facility.

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

In connection with the funding of the first tranche under the DOE Facility, MRL terminated the MRL Revolving Credit Agreement and the Company recorded debt extinguishment costs of approximately $0.3 million during the six months ended June 30, 2025.

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

In connection with the funding of the first tranche under the DOE Facility, MRL terminated the MRL Term Loan Credit Agreement and the Company recorded debt extinguishment costs of approximately $12.3 million during the six months ended June 30, 2025.

Maturities of Long-Term Debt

As of June 30, 2025, principal payments on debt obligations and future minimum rentals on finance lease obligations are as follows (in millions):

Year	Maturity
2025	$12.5
2026	236.5
2027	576.3
2028	435.2
2029	242.1
Thereafter	869.5
Total	$2,372.1

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

As of June 30, 2025 and December 31, 2024, the Company was obligated to repurchase crude oil and refined products from its counterparties, then in effect, at the termination of the Supply and Offtake Agreements in certain scenarios. The Company has determined that the redemption feature on the initially recognized liability related to the Supply and Offtake Agreements is an embedded derivative indexed to commodity prices. As such, the Company has accounted for these embedded derivatives at fair value with changes in the fair value, if any, recorded in gain (loss) on derivative instruments in the Company’s unaudited condensed consolidated statements of operations. Please read Note 7 — “Inventory Financing Agreements" for additional information.

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

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative assets in the Company’s unaudited condensed consolidated balance sheets (in millions):

		June 30, 2025			December 31, 2024
			Gross	Net Amounts		Gross	Net Amounts
			Amounts	of Assets		Amounts	of Assets
		Gross	Offset in the	Presented	Gross	Offset in the	Presented
		Amounts of	Consolidated	in the	Amounts of	Consolidated	in the
	Balance Sheet	Recognized	Balance	Consolidated	Recognized	Balance	Consolidated
	Location	Assets	Sheets	Balance Sheets	Assets	Sheets	Balance Sheets
Derivative instruments not designated as hedges:
Specialty Products and Solutions segment:
Crack spread swaps	Derivative assets / Other noncurrent assets, net	$—	$—	$—	$—	$—	$—
Montana/Renewables segment:
Inventory financing obligation	Obligations under inventory financing agreements	—	—	—	—	—	—
Total derivative instruments		$—	$—	$—	$—	$—	$—

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative liabilities in the Company’s unaudited condensed consolidated balance sheets (in millions):

		June 30, 2025			December 31, 2024
Net Amounts
			Gross	of Liabilities		Gross	Net Amounts
			Amounts	Presented in		Amounts	of Liabilities
		Gross	Offset in the	the	Gross	Offset in the	Presented in
		Amounts of	Consolidated	Consolidated	Amounts of	Consolidated	the
	Balance Sheet	Recognized	Balance	Balance	Recognized	Balance	Consolidated
	Location	Liabilities	Sheets	Sheets	Liabilities	Sheets	Balance Sheets
Derivative instruments not designated as hedges:
Specialty Products and Solutions segment:
Inventory financing obligation	Obligations under inventory financing agreements	$—	$11.9	$11.9	$—	$5.7	$5.7
Total derivative instruments		$—	$11.9	$11.9	$—	$5.7	$5.7

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

The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations for the three months ended June 30, 2025 and 2024 related to its derivative instruments not designated as hedges (in millions):

	Amount of Realized Gain (Loss)
	Recognized in Gain (Loss) on		Amount of Unrealized Gain (Loss)
	Derivative		Recognized in Gain (Loss) on Derivative
	Instruments		Instruments
	Three Months Ended June 30,		Three Months Ended June 30,
Type of Derivative	2025	2024	2025	2024
Specialty Products and Solutions segment:
Inventory financing obligation	$(2.7)	$(3.4)	$7.0	$(1.8)
Crack spread swaps	—	8.2	—	4.8
Montana/Renewables segment:
Inventory financing obligation	—	3.5	—	—
Total	$(2.7)	$8.3	$7.0	$3.0

The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations for the six months ended June 30, 2025 and 2024, related to its derivative instruments not designated as hedges (in millions):

	Amount of Realized
	Gain (Loss) Recognized in Gain (Loss) on		Amount of Unrealized Gain (Loss)
	Derivative		Recognized in Gain (Loss) on Derivative
	Instruments		Instruments
	Six Months Ended June 30,		Six Months Ended June 30,
Type of Derivative	2025	2024	2025	2024
Specialty Products and Solutions segment:
Inventory financing obligation	$(4.4)	$(57.7)	$7.1	$46.6
Crack spread swaps	—	7.5	—	(7.9)
Montana/Renewables segment:
Inventory financing obligation	(5.6)	5.9	—	—
Total	$(10.0)	$(44.3)	$7.1	$38.7

Derivative Positions

At June 30, 2025, the Company had no outstanding derivative contracts.

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

Pension Assets

Pension assets are reported at fair value in the accompanying unaudited condensed consolidated financial statements. At June 30, 2025 and December 31, 2024, the Company’s investments associated with its pension plan consisted of (i) cash and cash equivalents, (ii) fixed income bond funds, (iii) mutual equity funds, and (iv) mutual balanced funds. The fixed income bond funds, mutual equity funds, and mutual balanced funds that are measured at fair value using a market approach based on quoted prices from national securities exchanges and are categorized in Level 1 of the fair value hierarchy. The fixed income bond funds, mutual equity funds, and mutual balanced funds that are measured at fair value using a market approach based on prices obtained from an independent pricing service are categorized in Level 2 of the fair value hierarchy.

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

Hierarchy of Recurring Fair Value Measurements

The Company’s recurring assets and liabilities measured at fair value were as follows (in millions):

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets:
Inventory financing obligation	$—	$—	$11.9	$11.9	$—	$—	$5.7	$5.7
Total derivative assets	—	—	11.9	11.9	—	—	5.7	5.7
Pension plan investments	3.7	22.6	—	26.3	3.7	22.2	—	25.9
Total recurring assets at fair value	$3.7	$22.6	$11.9	$38.2	$3.7	$22.2	$5.7	$31.6
Liabilities:
Derivative liabilities:
Inventory financing obligation	$—	$—	$—	$—	$—	$—	$—	$—
Total derivative liabilities	—	—	—	—	—	—	—	—
Precious metals obligations	—	—	—	—	(5.2)	—	—	(5.2)
Liability awards	(32.4)	—	—	(32.4)	(67.8)	—	—	(67.8)
Total recurring liabilities at fair value	$(32.4)	$—	$—	$(32.4)	$(73.0)	$—	$—	$(73.0)

The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities (in millions):

	Six Months Ended June 30,
	2025	2024

Fair value at January 1,	$5.7	$(40.8)
Realized loss on derivative instruments	(10.0)	(44.3)
Unrealized gain on derivative instruments	7.1	38.7
Settlements	9.1	44.3
Fair value at June 30,	$11.9	$(2.1)
Total gain (loss) included in net income (loss) attributable to changes in unrealized gain (loss) relating to financial assets and liabilities held as of June 30,	$7.1	$38.7

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

Debt

The estimated fair value of long-term debt at June 30, 2025 and December 31, 2024, consists primarily of senior notes. The estimated fair value of the Company’s 2026 Notes, 2027 Notes, 2028 Notes, 2028 Mirror Issuance Notes, and 2029 Secured Notes defined as Level 2 was based upon quoted prices for identical or similar liabilities in markets that are not active. The carrying value of borrowings, if any, under the Company’s revolving credit facility, MRL revolving credit agreement, DOE Loan, MRL asset financing arrangements, MRL term loan credit agreement, Montana refinery asset financing arrangement, finance lease obligations and other obligations are classified as Level 3. Please read Note 8 — “Long-Term Debt” for further information on long-term debt.

The Company’s carrying value and estimated fair value of the Company’s financial instruments, carried at adjusted historical cost, were as follows (in millions):

	June 30, 2025			December 31, 2024
	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Instrument:
2026 Notes, 2027 Notes, 2028 Notes, 2028 Mirror Issuance Notes, and 2029 Secured Notes	2	$1,147.8	$1,144.0	$1,218.3	$1,196.7
Revolving credit facility	3	$208.4	$206.1	$286.6	$283.6
MRL revolving credit agreement	3	$—	$—	$—	$(0.3)
MRL term loan credit agreement	3	$—	$—	$73.7	$71.4
DOE Loan	3	$795.7	$775.3	$—	$—
Shreveport terminal asset financing arrangement	3	$37.9	$37.5	$42.1	$41.6
Montana terminal asset financing arrangement	3	$27.8	$27.8	$30.4	$30.2
Montana refinery asset financing arrangement	3	$145.5	$144.2	$108.7	$108.7
MRL asset financing arrangements	3	$—	$—	$368.1	$365.4
Finance leases and other obligations	3	$2.4	$2.4	$2.9	$2.9

11. Earnings Per Share/Unit

The following table sets forth the computation of basic and diluted earnings per share / limited partner unit (in millions, except share/unit and per share/unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator for basic and diluted earnings per share / limited partner unit:
Net loss	$(147.9)	$(39.1)	$(309.9)	$(80.7)
Less:
General partner's interest in net loss		(0.8)		(1.6)
Net loss attributable to limited partners		$(38.3)		$(79.1)
Denominator for earnings per share / limited partner unit:
Weighted average number of basic and diluted common shares / limited partner units outstanding (1)	86,797,123	80,555,587	86,613,896	80,453,995
Earnings per share / limited partners' interest net loss per unit:
Basic and diluted	$(1.70)	$(0.48)	$(3.58)	$(0.98)
(1)	Total diluted weighted average common shares / limited partner units outstanding excludes a de-minimis amount of potentially dilutive restricted stock units / phantom units which would have been anti-dilutive for the three and six months ended June 30, 2025 and 2024, respectively.

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

Reportable segment information for the three and six months ended June 30, 2025 and 2024 is as follows (in millions):

	Specialty
	Products and	Performance	Montana/			Consolidated
Three Months Ended June 30, 2025	Solutions	Brands	Renewables	Corporate	Eliminations	Total
Sales:
External customers	$627.9	$80.7	$318.0	$—	$—	$1,026.6
Inter-segment sales	5.1	0.1	—	—	(5.2)	—
Total sales	$633.0	$80.8	$318.0	$—	$(5.2)	$1,026.6

Cost of sales	$642.8	$58.6	$368.8	$—	$—	$1,070.2
Gross profit (loss)	$(14.9)	$22.1	$(50.8)	$-	$—	$(43.6)

Adjusted EBITDA	$66.8	$13.5	$(5.1)	$(20.1)	$—	$55.1
Reconciling items to net loss:
Depreciation and amortization	18.2	1.3	28.2	0.2	—	47.9
LCM / LIFO (gain) loss	4.9	(0.5)	(6.3)	—	—	(1.9)
Interest expense	4.7	—	15.1	33.1	—	52.9
Debt extinguishment costs	—	—	(0.0)	0.1	—	0.1
Unrealized gain on derivatives	(7.0)	—	—	—	—	(7.0)
RINs incurrence expense	12.0	—	3.3	—	—	15.3
RINs mark-to-market loss	55.4	—	23.7	—	—	79.1
Other non-recurring expenses						4.2
Equity-based compensation and other items						10.1
Income tax expense						0.2
Noncontrolling interest adjustments						2.1
Net loss						$(147.9)

Capital expenditures	$14.3	$0.4	$3.8	$0.5	$—	$19.0
PP&E, net	$339.6	$30.4	$1,012.6	$5.1	$—	$1,387.7

	Specialty
	Products and	Performance	Montana/			Consolidated
Three Months Ended June 30, 2024	Solutions (1)	Brands (2)	Renewables	Corporate	Eliminations	Total
Sales:
External customers	$746.2	$96.1	$291.4	$—	$—	$1,133.7
Inter-segment sales	7.0	0.1	—	—	(7.1)	—
Total sales	$753.2	$96.2	$291.4	$—	$(7.1)	$1,133.7

Cost of sales	$707.1	$71.0	$291.8	$—	$—	$1,069.9
Gross profit (loss)	$39.1	$25.1	$(0.4)	$—	$—	$63.8

Adjusted EBITDA	$72.7	$14.1	$8.7	$(20.7)	$—	$74.8
Reconciling items to net loss:
Depreciation and amortization	18.1	2.2	25.4	0.2	—	45.9
LCM / LIFO (gain) loss	0.7	(0.2)	(10.0)	—	—	(9.5)
Interest expense	3.9	0.1	16.0	36.8	—	56.8
Debt extinguishment costs	0.1	—	—	—	—	0.1
Unrealized gain on derivatives	(3.0)	—	—	—	—	(3.0)
RINs incurrence expense	6.9	—	1.1	—	—	8.0
RINs mark-to-market loss	8.4	—	3.8	—	—	12.2
Other non-recurring income						(0.8)
Equity-based compensation and other items						4.7
Income tax expense						0.5
Noncontrolling interest adjustments						(1.0)
Net loss						$(39.1)

Capital expenditures	$17.5	$0.3	$5.2	$1.7	$—	$24.7
PP&E, net	$363.0	$32.5	$1,068.2	$3.5	$—	$1,467.2

	Specialty
	Products and	Performance	Montana/			Consolidated
Six Months Ended June 30, 2025	Solutions	Brands	Renewables	Corporate	Eliminations	Total
Sales:
External customers	$1,278.0	$162.8	$579.7	$—	$—	$2,020.5
Inter-segment sales	9.9	0.1	—	—	(10.0)	—
Total sales	$1,287.9	$162.9	$579.7	$—	$(10.0)	$2,020.5

Cost of sales	$1,326.9	$118.5	$700.1	$—	$—	$2,145.5
Gross profit (loss)	$(48.9)	$44.3	$(120.4)	$-	$—	$(125.0)

Adjusted EBITDA	$123.1	$29.3	$(18.7)	$(40.5)	$—	$93.2
Reconciling items to net loss:
Depreciation and amortization	34.9	3.2	56.1	0.4	—	94.6
LCM / LIFO (gain) loss	4.2	0.8	(7.0)	—	—	(2.0)
(Gain) loss on sale of business	—	(64.4)	—	2.2	—	(62.2)
Interest expense	9.3	—	33.4	68.7	—	111.4
Debt extinguishment costs	—	—	47.6	0.1	—	47.7
Unrealized gain on derivatives	(7.1)	—	—	—	—	(7.1)
RINs incurrence expense	34.3	—	11.4	—	—	45.7
RINs mark-to-market loss	116.1	—	49.8	—	—	165.9
Other non-recurring expenses						7.4
Equity-based compensation and other items						(3.4)
Income tax expense						0.6
Noncontrolling interest adjustments						4.5
Net loss						$(309.9)

Capital expenditures	$26.3	$0.6	$11.7	$0.8	$—	$39.4
PP&E, net	$339.6	$30.4	$1,012.6	$5.1	$—	$1,387.7

	Specialty
	Products and	Performance	Montana/			Consolidated
Six Months Ended June 30, 2024	Solutions	Brands	Renewables	Corporate	Eliminations	Total
Sales:
External customers	$1,427.8	$175.8	$535.9	$—	$—	$2,139.5
Inter-segment sales	12.0	0.2	—	—	(12.2)	—
Total sales	$1,439.8	$176.0	$535.9	$—	$(12.2)	$2,139.5

Cost of sales	$1,303.4	$128.4	$565.4	$—	$—	$1,997.2
Gross profit (loss)	$124.4	$47.4	$(29.5)	$—	$—	$142.3

Adjusted EBITDA	$119.9	$27.5	$(4.7)	$(39.8)	$—	$102.9
Reconciling items to net loss:
Depreciation and amortization	35.7	4.3	50.8	0.5	—	91.3
LCM / LIFO (gain) loss	(2.9)	—	2.4	—	—	(0.5)
Interest expense	11.7	0.1	33.0	72.8	—	117.6
Debt extinguishment costs	0.1	—	—	0.2	—	0.3
Unrealized gain on derivatives	(38.7)	—	—	—	—	(38.7)
RINs incurrence expense	12.3	—	2.2	—	—	14.5
RINs mark-to-market gain	(39.5)	—	(19.4)	—	—	(58.9)
Other non-recurring expenses						60.0
Equity-based compensation and other items						(2.6)
Income tax expense						0.7
Noncontrolling interest adjustments						(0.1)
Net loss						$(80.7)

Capital expenditures	$31.6	$0.6	$16.2	$1.8	$—	$50.2
PP&E, net	$363.0	$32.5	$1,068.2	$3.5	$—	$1,467.2

Geographic Information

International sales accounted for less than ten percent of consolidated sales in the three and six months ended June 30, 2025 and 2024.

The Company offers specialty, fuels, renewable fuels and packaged products primarily in categories consisting of lubricating oils, solvents, waxes, gasoline, diesel, jet fuel, asphalt, heavy fuel oils, renewable fuels, high-performance branded products, and other specialty and fuels products.

The following table sets forth the major product category sales for each segment for the three months ended June 30, 2025 and 2024 (dollars in millions):

	Three Months Ended June 30,
	2025		2024

Specialty Products and Solutions:
Lubricating oils	$190.3	18.5%	$215.9	19.0%
Solvents	101.5	9.9%	109.5	9.7%
Waxes	40.2	3.9%	40.1	3.5%
Fuels, asphalt and other by-products	295.9	28.8%	380.7	33.6%
Total	$627.9	61.1%	$746.2	65.8%
Montana/Renewables:
Gasoline	$33.5	3.3%	$37.6	3.3%
Diesel	26.4	2.6%	29.0	2.6%
Jet fuel	4.7	0.5%	4.9	0.4%
Asphalt, heavy fuel oils and other	44.6	4.3%	37.1	3.3%
Renewable fuels	208.8	20.3%	182.8	16.1%
Total	$318.0	31.0%	$291.4	25.7%

Performance Brands:	$80.7	7.9%	$96.1	8.5%

Consolidated sales	$1,026.6	100.0%	$1,133.7	100.0%

The following table sets forth the major product category sales for each segment for the six months ended June 30, 2025 and 2024 (dollars in millions):

	Six Months Ended June 30,
	2025		2024

Specialty Products and Solutions:
Lubricating oils	$392.5	19.4%	$405.6	19.0%
Solvents	206.2	10.2%	211.9	9.9%
Waxes	78.4	3.9%	79.1	3.7%
Fuels, asphalt and other by-products	600.9	29.7%	731.2	34.2%
Total	$1,278.0	63.2%	$1,427.8	66.8%
Montana/Renewables:
Gasoline	$66.0	3.3%	$69.2	3.2%
Diesel	49.8	2.5%	56.9	2.7%
Jet fuel	8.9	0.4%	9.5	0.4%
Asphalt, heavy fuel oils and other	80.6	4.0%	67.2	3.1%
Renewable fuels	374.4	18.5%	333.1	15.6%
Total	$579.7	28.7%	$535.9	25.0%

Performance Brands:	$162.8	8.1%	$175.8	8.2%

Consolidated sales	$2,020.5	100.0%	$2,139.5	100.0%

Major Customers

During the three and six months ended June 30, 2025 and 2024, the Company had no customer that represented 10% or greater of consolidated sales.

Major Suppliers

During the three and six months ended June 30, 2025, the Company had four suppliers that supplied approximately 88.0% and 88.4%, respectively, of its crude oil supply. During the three and six months ended June 30, 2024, the Company had three suppliers that supplied approximately 86.2% and 80.0%, respectively, of its crude oil supply.

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

Income Tax Expense

Income tax expense for the three and six months ended June 30, 2025, was $0.2 million and $0.6 million, respectively. Income tax expense for the three and six months ended June 30, 2024, was $0.5 million and $0.7 million, respectively.  The effective tax rate for the three and six months ended June 30, 2025, was (0.1)% and (0.2)%, respectively. The effective tax rate for the three and six months ended June 30, 2024, was (1.3)% and (0.9)%, respectively. Prior to the Conversion on July 10, 2024, the Partnership was not subject to U.S. federal income tax whereas following the Conversion, the Company is generally subject to U.S. federal income tax as a corporation. The lower effective tax rate compared to the statutory tax rates is primarily related to the valuation allowance that offsets the deferred tax benefit that would otherwise be recorded.

One Big Beautiful Bill Act

On July 4, 2025, the United States Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill Act (the "OBBB"). The OBBB contains several changes to corporate taxation.  While we are still assessing the impacts of the OBBB, the provisions that impact us the most are the following:

●	extension of the clean fuel production credit through December 31, 2029;

●	requirement that feedstocks for fuel produced after December 31, 2025 must be produced or grown exclusively in the U.S., Mexico, or Canada in order for such fuel to be eligible for the clean fuel production credit;
●	elimination of the special clean fuel production credit rate for SAF produced after December 31, 2025;
●	clean fuel production credits remain available for transfer and direct pay; and
●	changes to limitations on deductions for interest expense.

We are evaluating the effects of the legislation on our financial position, results of operations or liquidity in the future; however, we do not expect that the OBBB will have a material impact on our financial position, results of operations and liquidity in 2025. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our results of operations for the three and six months ended June 30, 2025.

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

As of June 30, 2025 and December 31, 2024, respectively, MRHL and MRL were the only unrestricted subsidiaries of the Company. In accordance with the indentures governing the Company’s outstanding senior notes, the following tables set forth certain financial information of (i) the Company and its restricted subsidiaries, on a combined basis, (ii) the Company’s unrestricted subsidiaries, on a combined basis, and (iii) the Company and its subsidiaries, on a consolidated basis, in each case, as of June 30, 2025 and December 31, 2024, respectively.

	Parent
	Company and
	Restricted	Unrestricted		Consolidated
June 30, 2025	Subsidiaries	Subsidiaries	Eliminations	Total
Cash and cash equivalents	$11.0	$99.6	$—	$110.6
Restricted cash	$—	$80.0	$—	$80.0
Accounts receivable - trade	$239.4	$31.7	$—	$271.1
Accounts receivable - other	$34.8	$—	$—	$34.8
Inventory	$331.7	$38.8	$—	$370.5
Prepaid expenses and other current assets	$22.3	$6.5	$—	$28.8
Property, plant and equipment, net	$665.3	$722.4	$—	$1,387.7
Other noncurrent assets, net	$479.4	$13.5	$—	$492.9
Accounts payable	$237.1	$333.5	$(291.3)	$279.3
Accrued interest payable	$47.7	$—	$—	$47.7
Accrued salaries, wages and benefits	$57.8	$—	$—	$57.8
Current portion of RINs obligation	$457.0	$—	$—	$457.0
Other current liabilities	$97.3	$5.1	$—	$102.4
Current portion of long-term debt	$231.7	$0.1	$—	$231.8
Other long-term liabilities	$253.1	$5.9	$—	$259.0
Long-term debt, less current portion	$1,329.7	$873.6	$(97.8)	$2,105.5
Redeemable noncontrolling interest	$—	$245.6	$—	$245.6
Stockholders' equity	$(373.3)	$(471.3)	$(165.1)	$(1,009.7)

	Parent
	Company and
	Restricted	Unrestricted		Consolidated
December 31, 2024	Subsidiaries	Subsidiaries	Eliminations	Total
Cash and cash equivalents	$8.9	$29.2	$—	$38.1
Restricted cash	$—	$7.8	$—	$7.8
Accounts receivable - trade	$219.2	$22.5	$—	$241.7
Accounts receivable - other	$24.5	$11.9	$—	$36.4
Inventory	$379.9	$36.4	$—	$416.3
Prepaid expenses and other current assets	$20.5	$5.2	$—	$25.7
Property, plant and equipment, net	$688.2	$750.6	$—	$1,438.8
Other noncurrent assets, net	$539.4	$14.0	$—	$553.4
Accounts payable	$279.5	$484.3	$(443.0)	$320.8
Accrued interest payable	$44.4	$1.0	$—	$45.4
Accrued salaries, wages and benefits	$94.7	$—	$—	$94.7
Obligations under inventory financing agreements	$—	$32.0	$—	$32.0
Current portion of RINs obligation	$245.4	$—	$—	$245.4
Other current liabilities	$85.1	$4.7	$—	$89.8
Current portion of long-term debt	$16.4	$19.1	$—	$35.5
Other long-term liabilities	$295.4	0.8	$—	$296.2
Long-term debt, less current portion	$1,646.7	$516.0	$(98.0)	$2,064.7
Redeemable noncontrolling interest	$—	$245.6	$—	$245.6
Stockholders' equity	$(249.7)	$(425.9)	$(36.3)	$(711.9)

The following table sets forth certain financial information of the Company’s unrestricted subsidiaries, on a combined basis, for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In millions)

Sales	$208.9	$182.9	$374.5	$333.2
Cost of sales	234.3	179.4	426.4	363.4
Gross profit (loss)	(25.4)	3.5	(51.9)	(30.2)
Operating costs and expenses:
General and administrative	8.8	6.9	18.5	13.4
Other operating expense	0.4	1.3	1.9	2.8
Operating loss	(34.6)	(4.7)	(72.3)	(46.4)

Other income (expense):
Interest expense	(18.1)	(21.9)	(42.9)	(46.5)
Gain (loss) on derivative instruments	—	3.5	(5.6)	5.9
Debt extinguishment costs	—	—	(47.6)	—
Other income	1.9	0.2	2.7	0.5
Total other expense	(16.2)	(18.2)	(93.4)	(40.1)
Net loss	$(50.8)	$(22.9)	$(165.7)	$(86.5)

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

The redeemable noncontrolling interest in MRHL is reflected as temporary equity in the unaudited condensed consolidated balance sheets due to the redemption features described above and included a balance of $245.6 million as of June 30, 2025 and December 31, 2024, respectively, which represents the amount recorded for the Preferred Units at their issuance date fair value, net of issuance costs. As of the reporting date, there are no triggering, change of control, early redemption or monetization events that are probable that would require us to revalue the Preferred Units.

16. Subsequent Events

Sale and Leaseback Transaction

On July 25, 2025, Calumet Shreveport Refining, LLC (“Calumet Shreveport”), a subsidiary of the Company, entered into a Property Schedule No. 2 (“Property Schedule No. 2”) with Stonebriar, which supplements the Master Lease Agreement, dated as of February 12, 2021 (together with Property Schedule No. 2, the “Lease Agreement”), among Calumet Shreveport and Stonebriar. The Lease Agreement relates to a sale and leaseback transaction (the “Sale and Leaseback Transaction”) whereby Calumet Shreveport sold and leased back certain of its property comprising the Shreveport refinery fuels terminal, truck rack and related piping and equipment for consideration of approximately $120 million. The assets sold and leased back do not include any fuels or specialty production inventory. The Lease Agreement has a seven-year term and requires Calumet Shreveport to make monthly rental payments of approximately $1.8 million, which represents a cost of capital of approximately 10.75% per year. The Lease Agreement provides that, subject to certain conditions, Calumet Shreveport may terminate the lease and repurchase the leased assets after a term of six years for consideration of approximately $42 million. Concurrently with Calumet Shreveport’s entry into the Lease Agreement, the Company reaffirmed a Continuing Guaranty in favor of Stonebriar, pursuant to which the Company guarantees to Stonebriar the performance of Calumet Shreveport’s obligations under the Lease Agreement.

Concurrently with the entry into the Lease Agreement, Calumet Shreveport and Stonebriar terminated Property Schedule No. 1, dated as of February 12, 2021 (“Property Schedule No. 1”), among Calumet Shreveport and Stonebriar. The Company applied approximately $40 million of the proceeds of the Sale and Leaseback Transaction to pay all of Calumet Shreveport’s outstanding obligations under Property Schedule No. 1.

Partial Redemption of 2026 Notes

On July 28, 2025, the Issuers delivered a notice of partial redemption for $80.0 million aggregate principal amount of the outstanding 2026 Notes at a redemption price of par, plus accrued and unpaid interest to, but not including, the redemption date. The redemption date for the 2026 Notes provided in the notice of partial redemption is August 12, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The historical unaudited condensed consolidated financial statements included in this Quarterly Report reflect all of the assets, liabilities and results of operations of Calumet, Inc. (“Calumet,” the “Company,” “we,” “our,” or “us”). The following discussion analyzes the financial condition and results of operations of the Company for the three and six months ended June 30, 2025. Stockholders should read the following discussion and analysis of our financial condition and results of operations in conjunction with our 2024 Annual Report and our historical unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report.

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

Recent Developments

One Big Beautiful Bill Act

On July 4, 2025, the United States Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill Act (the “OBBB”). The OBBB contains several changes to corporate taxation.  While we are still assessing the impacts of the OBBB, the provisions that impact us the most are the following:

●	extension of the clean fuel production credit through December 31, 2029;
●	requirement that feedstocks for fuel produced after December 31, 2025 must be produced or grown exclusively in the U.S., Mexico, or Canada in order for such fuel to be eligible for the clean fuel production credit;
●	elimination of the special clean fuel production credit rate for SAF produced after December 31, 2025;
●	clean fuel production credits remain available for transfer and direct pay; and
●	changes to limitations on deductions for interest expense.

We are evaluating the effects of the legislation on our financial position, results of operations or liquidity in the future; however, we do not expect that the OBBB will have a material impact on our financial position, results of operations and liquidity in 2025. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our results of operations for the three and six months ended June 30, 2025.

Sale and Leaseback Transaction

On July 25, 2025, Calumet Shreveport Refining, LLC (“Calumet Shreveport”), a subsidiary of the Company, entered into a Property Schedule No. 2 (“Property Schedule No. 2”) with Stonebriar, which supplements the Master Lease Agreement, dated as of February 12, 2021 (together with Property Schedule No. 2, the “Lease Agreement”), among Calumet Shreveport and Stonebriar. The Lease Agreement relates to a sale and leaseback transaction (the “Sale and Leaseback Transaction”) whereby Calumet Shreveport sold and leased back certain of its property comprising the Shreveport refinery fuels terminal, truck rack and related piping and equipment for consideration of approximately $120 million. The assets sold and leased back do not include any fuels or specialty production inventory. The Lease Agreement has a seven-year term and requires Calumet Shreveport to make monthly rental payments of approximately $1.8 million, which represents a cost of capital of approximately 10.75% per year. The Lease Agreement provides that, subject to certain conditions, Calumet Shreveport may terminate the lease and repurchase the leased assets after a term of six years for consideration of approximately $42 million. Concurrently with Calumet Shreveport’s entry into the Lease Agreement, the Company reaffirmed a Continuing Guaranty in favor of Stonebriar, pursuant to which the Company guarantees to Stonebriar the performance of Calumet Shreveport’s obligations under the Lease Agreement.

Concurrently with the entry into the Lease Agreement, Calumet Shreveport and Stonebriar terminated Property Schedule No. 1, dated as of February 12, 2021 (“Property Schedule No. 1”), among Calumet Shreveport and Stonebriar. The Company applied approximately $40 million of the proceeds of the Sale and Leaseback Transaction to pay all of Calumet Shreveport’s outstanding obligations under Property Schedule No. 1.

11.00% Senior Notes due 2026

On May 24, 2025, Calumet Specialty Products Partners, L.P. and Calumet Finance Corp. (collectively, the “Issuers”) partially redeemed $150.0 million aggregate principal amount of the outstanding 11.00% Senior Notes due 2026 (the “2026 Notes”) at a redemption price of par, plus accrued and unpaid interest to, but not including, the redemption date.

On July 28, 2025, the Issuers delivered a notice of partial redemption for $80.0 million aggregate principal amount of the outstanding 2026 Notes at a redemption price of par, plus accrued and unpaid interest to, but not including, the redemption date. The redemption date for the 2026 Notes provided in the notice of partial redemption is August 12, 2025.

9.75% Senior Notes due 2028

On January 16, 2025, the Issuers issued $100.0 million aggregate principal amount of a new series of the Issuers’ 9.75% Senior Notes due 2028 (the “2028 Mirror Issuance Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act. The 2028 Mirror Issuance Notes were issued at 98% of par for net proceeds of approximately $96.0 million, after deducting the initial purchasers’ discount and estimated offering expenses. The Company used the net proceeds from the offering of the Notes to redeem a portion of the Issuers’ outstanding 2026 Notes on May 24, 2025.

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

Separately, the Company received $40.0 million of cash from Stonebriar on the Funding Date in satisfaction of the remaining conditions associated with the Montana Refinery Asset Financing Arrangement.

Refer to Note 8 — “Long-Term Debt” for further information regarding the MRL Asset Financing Arrangements, the MRL Term Loan Credit Agreement and MRL Revolving Credit Agreement. Refer to Note 7 — “Inventory Financing Agreements” for further information regarding the MRL Supply and Offtake Agreement.

Second Quarter 2025 Update

Outlook and Trends

During the second quarter of 2025, our business benefited from improvement in commodity margins relative to the first quarter and continued strength in specialty margins. Demand for our products remains strong across the enterprise. Our Montana Renewables facility achieved a quarterly production record during the second quarter of 2025. The facility continued to outperform its operational cost target of $0.70 per gallon. Additionally, we continue to benefit from enhanced operational performance following the capital investments we have made over the past few years on projects designed to improve asset reliability. We continue to monitor the potential of tariffs across our business, but expect minimal impact given our U.S. based production footprint.

In our Specialties Products and Solutions and Performance Brands segments, we continue to benefit from an attractive specialty product margin environment. Compared to the first quarter, our fuels and asphalt business benefitted from improved commodity margins related to the beginning of the driving season. Demand for our products in these businesses remained strong in comparison to historical averages and we continue to leverage the benefits of our fully integrated specialty business in this market. We expect the current margin environment for both specialty products and fuel based products to continue into the third quarter of 2025. Also, during the current quarter, our Shreveport facility successfully completed a major planned turnaround, on time and on budget. The facility is now fully operational, and we anticipate strong and consistent production throughout the remainder of 2025. Further, we believe low unemployment and stabilizing raw material and packaging costs point to a continuation of healthy demand for the majority of our products. While the risk of recession and inflation continue to be monitored, our plants and the industry are expected to operate at high rates to meet market demand.

In our Montana/Renewables segment, we maintain our outlook of strong demand for renewable fuel products, including those we produce. We believe long-term demand for renewable fuel products will continue to grow as a result of the increased Federal policy focus on domestic fuel production, expansion of both voluntary and mandatory corporate decarbonization targets, particularly the global aviation industry, strategic alignment with the agricultural industry as a source of renewable feedstocks, broad sustainability initiatives, and Federal, State, Provincial and local governmental mandates and incentives that have been passed or announced in North America and globally. In aviation, forecasted SAF availability falls short of the necessary emissions reductions that would be required to reach established decarbonization and/or net-zero goals, which will drive SAF pricing. We believe that our advantage as a first-mover in the renewable fuels market positions us as a key producer for potential offtake partners to help them reach their announced targets.

Our Montana specialty asphalt facility continues to be favorably impacted as a result of our strategic location and timely export of wholesale volumes, as well as the beginning of the retail asphalt and paving season. These improvements were offset by inflated WCS prices in comparison to historical averages. The facility remains strategically advantaged due to its local access to cost-advantaged Canadian conventional crude oil, while producing additional fuels and refined products for delivery into the regional market. Due to its strategic location and logistical capabilities, we believe that our Montana specialty asphalt facility is well-positioned to continue to serve long-standing customers in the regional market.

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

Financial Results

We reported a net loss of $147.9 million in the second quarter 2025 versus a net loss of $39.1 million in the second quarter 2024. We reported Adjusted EBITDA (as defined in Note 12 — “Segments and Related Information” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements”) of $55.1 million in the second quarter 2025 versus $74.8 million in the second quarter 2024. We generated cash from operating activities of $2.6 million in the second quarter 2025 versus generating cash from operating activities of $66.5 million in the second quarter of 2024.

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

Specialty Products and Solutions segment Adjusted EBITDA was $66.8 million in the second quarter 2025 versus $72.7 million in the second quarter 2024. Compared to the second quarter of 2024, Specialty Products and Solutions second quarter 2025 segment Adjusted EBITDA was favorably impacted by higher fuels and expanded specialties margins. This impact was offset by the absence of a $8.2 million realized gain for the sale of crack spread swaps in the prior year period. Further, the favorable margin impact in the current year period was offset by lower production volumes as a result of the major turnaround completed at our Shreveport facility.

Montana/Renewables segment Adjusted EBITDA with Tax Attributes was $16.3 million in the second quarter 2025 versus $8.7 million in the second quarter 2024. Our Montana specialty asphalt business was favorably impacted as a result of timely export of wholesale volumes as well as the beginning of the retail asphalt and paving season. The segment as a whole benefitted from continued focus on operating cost efficiency, highlighted by the significant cost reductions for wash water and process materials as a result of improving certain operating unit efficiency at both our Montana Renewables facility and legacy Montana specialty asphalt facility. Montana/Renewables segment Adjusted EBITDA with Tax Attributes was affected by the phase out of the Blender’s Tax Credit (“BTC”) and the introduction of the Section 45Z Clean Fuel Production Tax Credit (“PTC”). While the BTC provided for a static credit of approximately $1.00 per gallon on renewable diesel and SAF sales, the value of the PTC is a variable function of feedstock carbon intensity measures. The estimated value of the PTCs we generated in the second quarter of 2025 was approximately $0.50 per gallon.

Performance Brands segment Adjusted EBITDA was $13.5 million in the second quarter 2025 versus $14.1 million in the second quarter 2024. The change primarily reflects the divestiture of the Royal Purple Industrial (“RPI”) business at the end of the first quarter of 2025. As a result, second quarter 2025 results do not include contributions from the RPI business. Results in our Performance Brands segment were favorably impacted from the strong volume growth across high performance products, in particular our TruFuel product line and our integrated Bel-Ray and private label industrial businesses. This segment continues to benefit from strong unit margins, reflective of stabilized input costs in our branded and consumer markets.

Total Corporate costs represented a loss of $20.1 million of Adjusted EBITDA in the second quarter 2025 versus a loss of $20.7 million of Adjusted EBITDA in the second quarter 2024.

Liquidity Update

As of June 30, 2025, we had total liquidity of $379.2 million comprised of $110.6 million of unrestricted cash, $80.0 million of restricted cash and $188.6 million of availability under our credit facilities. As of June 30, 2025, our revolving credit facilities had a $461.4 million borrowing base, $64.4 million in outstanding standby letters of credit and $208.4 million of outstanding borrowings. We believe we will continue to have sufficient liquidity from cash on hand, projected cash flow from operations, borrowing capacity and other means by which to meet our financial commitments, debt service obligations, contingencies, and anticipated capital expenditures for at least the next 12 months. Please read Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information.

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

During the second quarter 2025, we recorded an accrued expense of $90.8 million for RINs, as compared to an accrued expense of $20.2 million for RINs in the second quarter 2024. Our gross RINs Obligation, which includes RINs that are required to be secured through either our own blending or through the purchase of RINs in the open market, is spread across four compliance categories (D3, D4, D5 and D6). The gross RINs obligations may be satisfied by our own renewables blending, RIN purchases, or receipt of small refinery exemptions.

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

Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024

Production Volume. The following table sets forth information about our continuing operations after giving effect to the elimination of all intercompany activity. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased blendstocks such as ethanol and specialty blendstocks, as well as the resale of crude oil.

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change

	(In bpd)			(In bpd)
Total sales volume (1)	88,766	90,242	(1.6)%	87,165	86,922	0.3%
Facility production:
Specialty Products and Solutions:
Lubricating oils	11,939	12,245	(2.5)%	11,655	11,494	1.4%
Solvents	7,973	7,736	3.1%	7,752	7,424	4.4%
Waxes	1,325	1,559	(15.0)%	1,234	1,443	(14.5)%
Fuels, asphalt and other by-products	34,467	37,250	(7.5)%	34,459	33,850	1.8%
Total Specialty Products and Solutions	55,704	58,790	(5.2)%	55,100	54,211	1.6%
Montana/Renewables:
Gasoline	3,217	3,501	(8.1)%	3,460	3,524	(1.8)%
Diesel	2,764	2,905	(4.9)%	2,630	2,804	(6.2)%
Jet fuel	613	713	(14.0)%	515	534	(3.6)%
Asphalt, heavy fuel oils and other	3,907	4,076	(4.1)%	3,829	4,112	(6.9)%
Renewable fuels	12,044	11,797	2.1%	10,994	10,020	9.7%
Total Montana/Renewables	22,545	22,992	(1.9)%	21,428	20,994	2.1%

Performance Brands	1,663	1,895	(12.2)%	1,641	1,739	(5.6)%

Total facility production	79,912	83,677	(4.5)%	78,169	76,944	1.6%
(1)	Total sales volume includes sales from the production at our facilities and certain third-party facilities pursuant to supply and/or processing agreements, sales of inventories and the resale of crude oil to third-party customers. Total sales volume includes the sale of purchased blendstocks.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In millions)
Sales	$1,026.6	$1,133.7	$2,020.5	$2,139.5
Cost of sales	1,070.2	1,069.9	2,145.5	1,997.2
Gross profit (loss)	(43.6)	63.8	(125.0)	142.3
Operating costs and expenses:
Selling	12.2	15.1	24.5	28.8
General and administrative	41.1	37.5	53.2	60.8
Gain on sale of business	—	—	(62.2)	—
Other operating expense	4.1	5.0	9.2	10.2
Operating income (expense)	(101.0)	6.2	(149.7)	42.5
Other income (expense):
Interest expense	(52.9)	(56.8)	(111.4)	(117.6)
Debt extinguishment costs	(0.1)	(0.1)	(47.7)	(0.3)
Gain (loss) on derivative instruments	4.3	11.3	(2.9)	(5.6)
Other income	2.0	0.8	2.4	1.0
Total other expense	(46.7)	(44.8)	(159.6)	(122.5)
Net loss before income taxes	(147.7)	(38.6)	(309.3)	(80.0)
Income tax expense	0.2	0.5	0.6	0.7
Net loss	$(147.9)	$(39.1)	$(309.9)	$(80.7)
EBITDA	$(58.1)	$54.6	$(124.1)	$110.0
Adjusted EBITDA	$55.1	$74.8	$93.2	$102.9
Adjusted EBITDA with Tax Attributes	$76.5	$74.8	$131.5	$102.9

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In millions)
Reconciliation of Net loss to EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes
Net loss	$(147.9)	$(39.1)	$(309.9)	$(80.7)
Add:
Interest expense	52.9	56.8	111.4	117.6
Depreciation and amortization	36.7	36.4	73.8	72.4
Income tax expense	0.2	0.5	0.6	0.7
EBITDA	$(58.1)	$54.6	$(124.1)	$110.0
Add:
LCM / LIFO gain	$(1.9)	$(9.5)	$(2.0)	$(0.5)
Unrealized gain on derivative instruments	(7.0)	(3.0)	(7.1)	(38.7)
Debt extinguishment costs	0.1	0.1	47.7	0.3
Amortization of turnaround costs	11.2	9.5	20.8	18.9
Gain on sale of business	—	—	(62.2)	—
RINs incurrence expense	15.3	8.0	45.7	14.5
RINs mark-to-market (gain) loss	79.1	12.2	165.9	(58.9)
Equity-based compensation and other items	10.1	4.7	(3.4)	(2.6)
Other non-recurring (income) expenses (1)	4.2	(0.8)	7.4	60.0
Noncontrolling interest adjustments	2.1	(1.0)	4.5	(0.1)
Adjusted EBITDA	$55.1	$74.8	$93.2	$102.9
Tax attributes (2)	21.4	—	38.3	—
Adjusted EBITDA with Tax Attributes	$76.5	$74.8	$131.5	$102.9
(1)	For the six months ended June 30, 2024, other non-recurring expenses included a $51.7 million realized loss on derivatives related to the embedded derivatives for our inventory financing arrangements.
(2)	Tax attribute amounts reflect 100% of the notional value of PTCs generated for each respective period presented. The PTCs can be realized by applying the credits to the Company’s tax expense or sold in a secondary market at a discounted rate expected to be in the range of 5% to 10%. A full valuation allowance was recognized on the PTCs to reflect Management’s position that it is not more likely than not the PTCs will be realized due to market and political uncertainty and the delay in final rule making regarding PTC treatment.

The following table presents a reconciliation of Montana/Renewables Segment Net income (loss), our most directly comparable GAAP financial performance measure to Montana/Renewables Segment Adjusted EBITDA and Montana/Renewables Segment Adjusted EBITDA with Tax Attributes for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In Millions)
	(Unaudited)
Reconciliation of Montana/Renewables Segment Net loss to Segment Adjusted EBITDA and Segment Adjusted EBITDA with Tax Attributes:
Montana/Renewables Segment Net loss	$(74.9)	$(23.7)	$(228.3)	$(77.6)
Add:
Depreciation and amortization	$28.2	$25.4	$56.1	$50.8
LCM / LIFO (gain) loss	(6.3)	(10.0)	(7.0)	2.4
Interest expense	15.1	16.0	33.4	33.0
Debt extinguishment costs	—	—	47.6	—
RINs incurrence expense	3.3	1.1	11.4	2.2
RINs mark-to-market (gain) loss	23.7	3.8	49.8	(19.4)
Other non-recurring (income) expenses	3.7	(2.9)	8.2	4.0
Equity-based compensation and other items	—	—	5.6	—
Noncontrolling interest adjustments	2.1	(1.0)	4.5	(0.1)
Montana/Renewables Segment Adjusted EBITDA	$(5.1)	$8.7	$(18.7)	$(4.7)
Tax attributes (1)	21.4	—	38.3	—
Montana/Renewables Segment Adjusted EBITDA with Tax Attributes	$16.3	$8.7	$19.6	$(4.7)
(1)	Tax attribute amounts reflect 100% of the notional value of PTCs generated for each respective period presented. The PTCs can be realized by applying the credits to the Company’s tax expense or sold in a secondary market at a discounted rate expected to be in the range of 5% to 10%. A full valuation allowance was recognized on the PTCs to reflect Management’s position that it is not more likely than not the PTCs will be realized due to market and political uncertainty and the delay in final rule making regarding PTC treatment.

Changes in Results of Operations for the Three Months Ended June 30, 2025 and 2024

Sales. Sales decreased $107.1 million, or 9.4%, to $1,026.6 million in the three months ended June 30, 2025, from $1,133.7 million in the same period in 2024. Sales for each of our principal product categories in these periods were as follows:

	Three Months Ended June 30,
	2025	2024	% Change

	(In millions, except barrel and per barrel data)
Sales by segment:
Specialty Products and Solutions:
Lubricating oils	$190.3	$215.9	(11.9)%
Solvents	101.5	109.5	(7.3)%
Waxes	40.2	40.1	0.2%
Fuels, asphalt and other by-products (1)	295.9	380.7	(22.3)%
Total Specialty Products and Solutions	$627.9	$746.2	(15.9)%
Total Specialty Products and Solutions sales volume (in barrels)	5,474,000	5,827,000	(6.1)%
Average Specialty Products and Solutions sales price per barrel	$114.71	$128.06	(10.4)%
Montana/Renewables:
Gasoline	$33.5	$37.6	(10.9)%
Diesel	26.4	29.0	(9.0)%
Jet Fuel	4.7	4.9	(4.1)%
Asphalt, heavy fuel oils and other (2)	44.6	37.1	20.2%
Renewable fuels	208.8	182.8	14.2%
Total Montana/Renewables	$318.0	$291.4	9.1%
Total Montana/Renewables sales volume (in barrels)	2,445,000	2,205,000	10.9%
Average Montana/Renewables sales price per barrel	$130.06	$132.15	(1.6)%
Performance Brands:
Total Performance Brands (3)	$80.7	$96.1	(16.0)%
Total Performance Brands sales volume (in barrels)	159,000	178,000	(10.7)%
Average Performance Brands sales price per barrel	$507.55	$539.89	(6.0)%

Total sales	$1,026.6	$1,133.7	(9.4)%
Total sales volume (in barrels)	8,078,000	8,210,000	(1.6)%
(1)	Represents (a) by-products, including fuels and asphalt, produced in connection with the production of specialty products at the Princeton and Cotton Valley facilities and Dickinson and Karns City facilities, (b) polyolester synthetic lubricants produced at the Missouri facility, and (c) fuels products produced at the Shreveport facility.
(2)	Represents asphalt, heavy fuel oils and other products produced in connection with the production of fuels at the Great Falls specialty asphalt facility.
(3)	Represents packaged and synthetic specialty products at the Royal Purple, Bel-Ray and Calumet Packaging facilities.

The components of the $118.3 million decrease in Specialty Products and Solutions segment sales for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, were as follows:

Dollar Change
(In millions)
Volume	$(45.4)
Sales price	(72.9)
Total Specialty Products and Solutions segment sales decrease	$(118.3)

Specialty Products and Solutions segment sales decreased period over period, primarily driven by a decrease in crude oil prices compared to the prior period. The volumes impact was the result of the turnaround conducted at our Shreveport facility in the current quarter as well as the supply chain disruptions caused by a rail provider’s operational issues that delayed shipments.

The components of the $26.6 million increase in Montana/Renewables segment sales for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, were as follows:

Dollar Change
(In millions)
Sales price	$(5.0)
Volume	31.6
Total Montana/Renewables segment sales increase	$26.6

Montana/Renewables segment sales increased primarily due to higher production volumes at our Montana Renewables facility during the current quarter compared to the prior period. This impact was coupled with the favorable volumes impact at our Montana specialty asphalt facility as a result of the reduction of feedstock and intermediates inventories in the current period. These impacts were partially offset by lower fuels prices.

The components of the $15.4 million decrease in Performance Brands segment sales for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, were as follows:

Dollar Change
(In millions)
Volume	$(10.5)
Sales price	(4.9)
Total Performance Brands segment sales decrease	$(15.4)

Performance Brands segment sales decreased primarily due to lower sales volumes as a result of the divestiture of the Royal Purple Industrial business.

Gross Profit. Gross profit decreased $107.4 million, or 168.3%, to a gross loss of $43.6 million in the three months ended June 30, 2025, from gross profit of $63.8 million in the same period in 2024. Gross profit (loss) for our business segments were as follows:

	Three Months Ended June 30,
	2025	2024	% Change

	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty Products and Solutions:
Gross profit (loss)	$(14.9)	$39.1	(138.1)%
Percentage of sales	(2.4)%	5.2%	(7.6)%
Specialty Products and Solutions gross profit (loss) per barrel	$(2.72)	$6.71	(140.6)%
Montana/Renewables:
Gross profit (loss)	$(50.8)	$(0.4)	12,600.0%
Percentage of sales	(16.0)%	(0.1)%	(15.9)%
Montana/Renewables gross profit (loss) per barrel	$(20.78)	$(0.18)	11,442.8%
Performance Brands:
Gross profit	$22.1	$25.1	(12.0)%
Percentage of sales	27.4%	26.1%	1.3%
Performance Brands gross profit per barrel	$138.99	$141.01	(1.4)%

Total gross profit (loss)	$(43.6)	$63.8	(168.3)%
Percentage of sales	(4.2)%	5.6%	(9.8)%

The components of the $54.0 million decrease in Specialty Products and Solutions segment gross profit for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, were as follows:

Dollar Change
(In millions)
Three months ended June 30, 2024 reported gross profit	$39.1
Cost of materials	90.3
LCM / LIFO inventory adjustments	(4.2)
Volumes	(8.7)
Operating costs	(8.8)
RINs expense	(49.6)
Sales price	(73.0)
Three months ended June 30, 2025 reported gross profit (loss)	$(14.9)

The decrease in Specialty Products and Solutions segment gross profit for the three months ended June 30, 2025 as compared to the same period in 2024, was primarily due to the impact of RINs prices. The mark-to-market impact of RINs prices resulted in a RINs expense of $55.4 million in the current period, as compared to an expense of $8.4 million in the prior year period. The favorable margin impact was the result of higher fuels and specialties margins during the current quarter. This impact was partially offset by lower production volumes as a result of the major turnaround conducted at our Shreveport facility. Refer to Note 2 — “Summary of Significant Accounting Policies” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information related to our accounting for RINs.

The components of the $50.4 million decrease in Montana/Renewables segment gross profit for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, were as follows:

Dollar Change
(In millions)
Three months ended June 30, 2024 reported gross profit (loss)	$(0.4)
Cost of materials	(40.7)
LCM / LIFO inventory adjustments	(3.6)
Volumes	8.6
RINs expense	(21.0)
Operating costs	11.3
Sales price	(5.0)
Three months ended June 30, 2025 reported gross profit (loss)	$(50.8)

The decrease in Montana/Renewables segment gross profit for the three months ended June 30, 2025, as compared to the same period in 2024, was primarily due to the mark-to-market impact of RINs prices and the regulatory change from BTC to PTC at Montana Renewables. The mark-to-market impact of RINs prices resulted in a RINs mark-to-market expense of $23.7 million in the current period, as compared to an expense of $3.8 million in the prior year period. The unfavorable impact associated with cost of materials was primarily the result of the regulatory change from BTC to PTC. In the prior year period, Montana Renewables’ cost of materials benefited approximately $1.00 per gallon from the BTC, whereas this benefit is reduced to zero in the current period, as the PTC is accounted for as a deferred tax asset and not recognized in cost of sales. Our Montana specialty asphalt business was favorably impacted as a result of timely export of wholesale volumes as well as the beginning of the retail asphalt and paving season. The segment as a whole benefited from continued focus on operating cost efficiency, highlighted by the significant cost reductions for wash water and process materials as a result of improving certain operating unit efficiency at both our Montana Renewables facility and legacy Montana specialty asphalt facility. Refer to Note 2 — “Summary of Significant Accounting Policies” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information related to our accounting for RINs.

The components of the $3.0 million decrease in Performance Brands segment gross profit for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, were as follows:

Dollar Change
(In millions)
Three months ended June 30, 2024 reported gross profit	$25.1
Sales price	(4.7)
Operating costs	1.1
LCM / LIFO inventory adjustments	0.2
Volume	(3.8)
Cost of materials	4.2
Three months ended June 30, 2025 reported gross profit	$22.1

Performance Brands segment gross profit for the three months ended June 30, 2025, as compared to the same period in 2024, was essentially flat, after adjusting for the divestiture of the RPI business. This reflects strong unit margins, supported by stabilized input costs in our branded and consumer markets.

Changes in Results of Operations for the Six Months Ended June 30, 2025 and 2024

Sales. Sales decreased $119.0 million, or 5.6%, to $2,020.5 million in the six months ended June 30, 2025, from $2,139.5 million in the same period in 2024. Sales for each of our principal product categories in these periods were as follows:

	Six Months Ended June 30,
	2025	2024	% Change

	(In millions, except barrel and per barrel data)
Sales by segment:
Specialty Products and Solutions:
Lubricating oils	$392.5	$405.6	(3.2)%
Solvents	206.2	211.9	(2.7)%
Waxes	78.4	79.1	(0.9)%
Fuels, asphalt and other by-products (1)	600.9	731.2	(17.8)%
Total Specialty Products and Solutions	$1,278.0	$1,427.8	(10.5)%
Total Specialty Products and Solutions sales volume (in barrels)	10,846,000	11,237,000	(3.5)%
Average Specialty Products and Solutions sales price per barrel	$117.83	$127.06	(7.3)%
Montana/Renewables:
Gasoline	$66.0	$69.2	(4.6)%
Diesel	49.8	56.9	(12.5)%
Jet Fuel	8.9	9.5	(6.3)%
Asphalt, heavy fuel oils and other (2)	80.6	67.2	19.9%
Renewable fuels	374.4	333.1	12.4%
Total Montana/Renewables	$579.7	$535.9	8.2%
Total Montana/Renewables sales volume (in barrels)	4,618,000	4,260,000	8.4%
Average Montana/Renewables sales price per barrel	$125.53	$125.80	(0.2)%
Performance Brands:
Total Performance Brands (3)	$162.8	$175.8	(7.4)%
Total Performance Brands sales volume (in barrels)	313,000	322,000	(2.8)%
Average Performance Brands sales price per barrel	$520.13	$545.96	(4.7)%

Total sales	$2,020.5	$2,139.5	(5.6)%
Total Specialty Products and Solutions, Montana/Renewables, and Performance Brands sales volume (in barrels)	15,777,000	15,819,000	(0.3)%

(1)	Represents (a) by-products, including fuels and asphalt, produced in connection with the production of specialty products at the Princeton and Cotton Valley facilities and Dickinson and Karns City facilities, (b) polyolester synthetic lubricants produced at the Missouri facility, and (c) fuels products produced at the Shreveport facility.
(2)	Represents asphalt, heavy fuel oils and other products produced in connection with the production of fuels at the Great Falls specialty asphalt facility.
(3)	Represents packaged and synthetic specialty products at the Royal Purple, Bel-Ray and Calumet Packaging facilities.

The components of the $149.8 million decrease in Specialty Products and Solutions segment sales for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, were as follows:

Dollar Change
(In millions)
Sales price	$(100.1)
Volume	(49.7)
Total Specialty Products and Solutions segment sales decrease	$(149.8)

Specialty Products and Solutions segment sales decreased period over period, primarily due to the lower commodity price environment in the current year period. While market demand remained strong in the current year period, sales were unfavorably impacted by lower volumes as a result of the planned turnaround that was conducted at our Shreveport facility in the current year period, coupled with the supply chain disruptions caused by a rail provider’s operational issues that delayed shipments.

The components of the $43.8 million increase in Montana/Renewables segment sales for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, were as follows:

Dollar Change
(In millions)
Sales price	$(1.2)
Volume	45.0
Total Montana/Renewables segment sales increase	$43.8

Montana/Renewables segment sales increased primarily due to higher production volumes at our Montana Renewables facility during the current quarter compared to the prior period. This impact was coupled with the favorable volumes impact at our Montana specialty asphalt facility as a result of the reduction of feedstock and intermediates inventories in the current period. These impacts were partially offset by lower fuels prices.

The components of the $13.0 million decrease in Performance Brands segment sales for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, were as follows:

Dollar Change
(In millions)
Sales price	$(7.7)
Volume	(5.3)
Total Performance Brands segment sales decrease	$(13.0)

Performance Brands segment sales decreased primarily due to lower sales volumes as a result of the divestiture of the Royal Purple Industrial business.

Gross Profit. Gross profit decreased $267.3 million, or 187.8%, to a gross loss of $125.0 million in the six months ended June 30, 2025, from gross profit of $142.3 million in the same period in 2024. Gross profit for our business segments were as follows:

	Six Months Ended June 30,
	2025	2024	% Change

	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty Products and Solutions:
Gross profit (loss)	$(48.9)	$124.4	(139.3)%
Percentage of sales	(3.8)%	8.7%	(12.5)%
Specialty Products and Solutions gross profit (loss) per barrel	$(4.51)	$11.07	(140.7)%
Montana/Renewables:
Gross profit (loss)	$(120.4)	$(29.5)	308.1%
Percentage of sales	(20.8)%	(5.5)%	(15.3)%
Montana/Renewables gross profit (loss) per barrel	$(26.07)	$(6.92)	276.8%
Performance Brands:
Gross profit	$44.3	$47.4	(6.5)%
Percentage of sales	27.2%	27.0%	0.2%
Performance Brands gross profit per barrel	$141.53	$147.20	(3.8)%

Total gross profit (loss)	$(125.0)	$142.3	(187.8)%
Percentage of sales	(6.2)%	6.7%	(12.9)%

The components of the $173.3 million decrease in Specialty Products and Solutions segment gross profit for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, were as follows:

Dollar Change
(In millions)
Six months ended June 30, 2024 reported gross profit	$124.4
Cost of materials	112.9
Operating costs	(7.6)
LCM / LIFO inventory adjustments	(7.1)
Volumes	(9.9)
Sales price	(100.1)
RINs expense	(161.5)
Six months ended June 30, 2025 reported gross profit (loss)	$(48.9)

The decrease in Specialty Products and Solutions segment gross profit for the six months ended June 30, 2025 as compared to the same period in 2024, was primarily due to the impact of RINs prices. The mark-to-market impact of RINs prices resulted in a RINs expense of $116.1 million in the current period, as compared to a benefit of $39.5 million in the prior year period. The favorable margin impact was primarily the result of the strengthened commodity margin environment for fuels products. Refer to Note 2 — “Summary of Significant Accounting Policies” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information related to our accounting for RINs.

The components of the $90.9 million decrease in Montana/Renewables segment gross profit for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, were as follows:

Dollar Change
(In millions)
Six months ended June 30, 2024 reported gross profit (loss)	$(29.5)
Cost of materials	(64.9)
LCM / LIFO inventory adjustments	9.4
Volumes	9.1
RINs expense	(71.1)
Operating costs	27.8
Sales price	(1.2)
Six months ended June 30, 2025 reported gross profit (loss)	$(120.4)

The decrease in Montana/Renewables segment gross profit for the six months ended June 30, 2025, as compared to the same period in 2024, was primarily due to the mark-to-market impact of RINs prices and the regulatory change from BTC to PTC at Montana Renewables. The mark-to-market impact of RINs prices resulted in a RINs mark-to-market expense of $49.8 million in the current period, as compared to a benefit of $19.4 million in the prior year period. The unfavorable impact associated with cost of materials was primarily the result of the regulatory change from BTC to PTC. In the prior year period, Montana Renewables’ cost of materials benefited approximately $1.00 per gallon from the BTC, whereas this benefit is reduced to zero in the current period, as the PTC is accounted for as a deferred tax asset and not recognized in cost of sales. Our Montana specialty asphalt business was favorably impacted as a result of timely export of wholesale volumes as well as the beginning of the retail asphalt and paving season. The segment as a whole benefited from continued focus on operating cost efficiency, highlighted by the significant cost reductions for wash water and process materials as a result of improving certain operating unit efficiency at both our Montana Renewables facility and legacy Montana specialty asphalt facility. Refer to Note 2 — “Summary of Significant Accounting Policies” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information related to our accounting for RINs.

The components of the $3.1 million decrease in Performance Brands segment gross profit for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, were as follows:

Dollar Change
(In millions)
Six months ended June 30, 2024 reported gross profit	$47.4
Sales price	(7.7)
Operating costs	0.7
LCM / LIFO inventory adjustments	(0.8)
Volume	(2.0)
Cost of materials	6.7
Six months ended June 30, 2025 reported gross profit	$44.3

The decrease in Performance Brands segment gross profit for the six months ended June 30, 2025, as compared to the same period in 2024, was primarily due to the divestiture of the Royal Purple Industrial business in the current year period. This segment continues to benefit from strong unit margins, reflective of stabilized input costs in our branded and consumer markets.

Gain on sale of business. There was a $62.2 million gain on sale of business in the six months ended June 30, 2025 for the sale of assets related to the industrial portion of our the Royal Purple® business. There was no gain or loss for the sale of a business recorded in the same period in 2024. Refer to Note 2 — “Summary of Significant Accounting Policies” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information related to the sale of assets related to the industrial portion of the Royal Purple® business.

Debt extinguishment costs. There was a $47.7 million expense for debt extinguishment costs in the six months ended June 30, 2025 related to the repurchase of the equipment associated with the MRL Asset Financing Arrangements, repayment of outstanding loans under the MRL Term Loan Credit Agreement and MRL Revolving Credit Agreement and repayment of outstanding obligations under the MRL Supply and Offtake Agreement. Debt extinguishment expense recorded in the same period in 2024 was a de-minimis amount. Refer to Note 8 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.

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

The following table summarizes our primary sources and uses of cash in each of the periods presented:

	Six Months Ended June 30,
	2025	2024

	(In millions)
Net cash used in operating activities	$(108.0)	$(27.5)
Net cash provided by (used in) investing activities	64.2	(35.0)
Net cash provided by financing activities	188.5	62.4
Net increase (decrease) in cash, cash equivalents and restricted cash	$144.7	$(0.1)

Operating Activities. Operating activities used cash of $108.0 million during the six months ended June 30, 2025 compared to using cash of $27.5 million during the same period in 2024. The change was primarily related to cash payments for debt extinguishment costs in the current year period, absent the prior year period. This impact was coupled with the impact of an increase in the cash required for working capital during the current year period.

Investing Activities. Investing activities provided cash of $64.2 million during the six months ended June 30, 2025 compared to a use of cash of $35.0 million during the same period in 2024. The change is related to the net proceeds received for the sale of the Royal Purple Industrial business in the current year period. Cash expenditures for additions to property, plant and equipment in the current year period were flat in comparison to the prior year.

Financing Activities. Financing activities provided cash of $188.5 million in the six months ended June 30, 2025 compared to providing cash of $62.4 million during the same period in 2024. The change is primarily due to the borrowings we received in the current year period from the DOE Loan and 2028 Mirror Issuance Notes, offset by the payments we made in the current year to repay outstanding borrowings under the revolving credit agreement, repurchase the equipment associated with the MRL Asset Financing Arrangements, repay the outstanding loans under the MRL Term Loan Credit Agreement and MRL Revolving Credit Agreement, repay the outstanding obligations under the MRL Supply and Offtake Agreement, and partially redeem the 2026 Notes. Cash provided by financing activities in the prior year period primarily consisted of borrowings under the revolving credit facility and proceeds from the issuance of the 2029 Secured Notes, the impacts of which were partially offset by the repayment of the 2024 Secured Notes.

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

The following table sets forth our capital improvement expenditures, replacement capital expenditures, environmental capital expenditures and turnaround capital expenditures in each of the periods shown (including capitalized interest):

	Six Months Ended June 30,
	2025	2024

	(In millions)
Capital improvement expenditures	$6.0	$7.6
Replacement capital expenditures	23.2	25.1
Environmental capital expenditures	1.9	2.3
Turnaround capital expenditures	8.3	15.2
Total	$39.4	$50.2

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

Debt and Credit Facilities

As of June 30, 2025, our primary debt and credit instruments consisted of the following:

●	$650.0 million senior secured revolving credit facility maturing in January 2027 (after giving effect to the amendments to our revolving credit facility (the “Credit Facility Amendments”)), subject to borrowing base limitations, with a maximum letter of credit sub-limit equal to $255.0 million, which amount may be increased to 90% of revolver commitments in effect with the consent of the Agent (as defined in the Credit Agreement) (“revolving credit facility”);
●	$204.4 million of 11.00% Senior Notes due 2026 (“2026 Notes”);

●	$325.0 million of 8.125% Senior Notes due 2027 (“2027 Notes”);
●	$325.0 million of 9.75% Senior Notes due 2028 (“2028 Notes”);
●	$100.0 million of 9.75% Senior Notes due 2028 (“2028 Mirror Issuance Notes”);
●	$200.0 million of 9.25% Senior Secured First Lien Notes due 2029 (“2029 Secured Notes”);
●	$795.7 million of borrowings under our DOE Loan;
●	$37.9 million of financing through our Shreveport terminal asset financing arrangement;
●	$27.8 million of financing through our Montana terminal asset financing arrangement; and
●	$145.5 million of financing through our Montana refinery asset financing arrangement.

We were in compliance with all covenants under the debt instruments in place as of June 30, 2025 and believe we have adequate liquidity to conduct our business.

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

On January 16, 2025, the Issuers issued $100.0 million aggregate principal amount of a new series of the Issuers’ 9.75% Senior Notes due 2028 in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act. The 2028 Mirror Issuance Notes were issued at 98% of par for net proceeds of approximately $96.0 million, after deducting the initial purchasers’ discount and estimated offering expenses. The Company used the net proceeds from the offering of the Notes to redeem a portion of the Issuers’ outstanding 2026 Notes on May 24, 2025. Please refer to Note 8 — “Long-Term Debt” in Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.

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

The borrowing base on our credit facilities decreased from approximately $575.3 million as of June 30, 2024, to approximately $461.4 million at June 30, 2025. Our borrowing availability decreased from approximately $211.5 million at June 30, 2024, to approximately $188.6 million at June 30, 2025. Total liquidity, consisting of unrestricted cash, restricted cash and available funds under our credit facilities, increased from $218.5 million at June 30, 2024 to $379.2 million at June 30, 2025.

Inventory Financing

Please refer to Note 7 — “Inventory Financing Agreements” in Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information regarding our Supply and Offtake Agreement.

Short-Term Liquidity

As of June 30, 2025, our principal sources of short-term liquidity were (i) $188.6 million of availability under our credit facilities, (ii) an inventory financing agreement related to our Shreveport facility, (iii) $110.6 million of unrestricted cash on hand, and (iv) $80.0 million of restricted cash. Borrowings under our revolving credit facilities can be used for, among other things, working capital, capital expenditures and other lawful partnership purposes including acquisitions. For additional information regarding our revolving credit facilities, see Note 8 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report.

Long-Term Financing

In addition to our principal sources of short-term liquidity listed above, subject to market conditions, we may meet our cash requirements through the issuance of long-term notes or additional common shares.

From time to time, we issue long-term debt securities referred to as our senior notes. Our outstanding senior notes are unsecured obligations that rank equally with all of our other senior debt obligations to the extent they are unsecured. As of June 30, 2025, we had $204.4 million in 2026 Notes, $325.0 million in 2027 Notes, $325.0 million in 2028 Notes, $100.0 million in 2028 Mirror Issuance Notes, and $200.0 million in 2029 Secured Notes outstanding. In addition, as of June 30, 2025, we had $795.7 million of debt outstanding for the DOE Loan, $37.9 million of other debt outstanding for the Shreveport terminal asset financing arrangement, $27.8 million of other debt outstanding for the Montana terminal asset financing arrangement, and $145.5 million of other debt outstanding for the Montana refinery asset financing arrangement. Borrowings under the DOE Loan are obligations of our unrestricted subsidiaries MRL and MRHL solely, and are non-recourse to the Company and its restricted subsidiaries.

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

Interest Rate Risk

Our exposure to interest rate changes on fixed and variable rate debt is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. The following table provides information about the fair value of our fixed and variable rate debt obligations as of June 30, 2025 and December 31, 2024, which we disclose in Note 8 — “Long-Term Debt” and Note 10 — “Fair Value Measurements” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.”

	June 30, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value

	(In millions)
Financial Instrument:
2026 Notes	$204.5	$204.3	$358.0	$354.0
2027 Notes	$323.7	$323.5	$322.4	$323.1
2028 Notes & 2028 Mirror Issuance Notes	$413.8	$417.1	$331.8	$320.6
2029 Secured Notes	$205.8	$199.1	$206.1	199.0
Revolving credit facility	$208.4	$206.1	$286.6	$283.6
MRL revolving credit facility	$—	$—	$—	$(0.3)
MRL Term Loan Credit Agreement	$—	$—	$73.7	$71.4
DOE Loan	$795.7	$775.3	$—	$—
Shreveport terminal asset financing arrangement	$37.9	$37.5	$42.1	$41.6
Montana terminal asset financing arrangement	$27.8	$27.8	$30.4	$30.2
Montana refinery asset financing arrangement	$145.5	$144.2	$108.7	$108.7
MRL asset financing arrangements	$—	$—	$368.1	$365.4

For our variable rate debt, if any, changes in interest rates generally do not impact the fair value of the debt instrument but may impact our future earnings and cash flows. We had a $650.0 million revolving credit facility as of June 30, 2025, with borrowings for the revolving credit facility bearing interest at the prime rate or SOFR, at our option, plus the applicable margin. We had $208.4 million of outstanding variable rate debt as of June 30, 2025 and $286.6 million of outstanding variable rate debt as of December 31, 2024. Holding other variables constant (such as debt levels), a 100 basis point change in interest rates on our variable rate debt as of June 30, 2025, would be expected to have an impact on Net income (loss) of approximately $2.1 million per year.

Foreign Currency Risk

We have minimal exposure to foreign currency risk and as such the cost of hedging this risk is viewed to be in excess of the benefit of further reductions in our exposure to foreign currency exchange rate fluctuations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

As previously disclosed, Stephen Mawer, Chair of the Board of Directors of the Company, on behalf of Mawer Enterprises LLC and Mawer Investments Ltd., adopted a trading plan (the “Plan”) on November 15, 2024 intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Mr. Mawer has a controlling interest in Mawer Enterprises LLC, the general partner of Mawer Investments Ltd. The Plan commenced on March 6, 2025 and was scheduled to expire on December 31, 2025. The Plan provided for the potential sale of up to 40,205 shares of common stock of the Company (“Common Stock”) pursuant to the terms of the Plan.

On May 13, 2025, Mr. Mawer terminated the Plan. As previously reported, prior to the termination of the Plan, 10,965 shares of Common Stock were sold pursuant to the Plan.

During the three months ended June 30, 2025, no other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

10.1*

Master Lease Agreement, dated as of February 12, 2021, together with Property Schedule No. 2 thereto, dated as of July 25, 2025, by and between Stonebriar Commercial Finance LLC and Calumet Shreveport Refining, LLC.

10.2*	Eighth Amendment to Third Amended and Restated Credit Agreement, dated as of July 25, 2025, by and among Calumet, Inc., Bank of America, N.A. and the other parties signatory thereto.

10.3*	Third Amendment to the Monetization Master Agreement, dated as of July 25, 2025, by and among Calumet, Inc., J. Aron & Company LLC and the other parties thereto.

31.1*	Sarbanes-Oxley Section 302 certification of Todd Borgmann.

31.2*	Sarbanes-Oxley Section 302 certification of David Lunin.

32.1**	Section 1350 certification of Todd Borgmann and David Lunin.

100.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments)

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALUMET, INC.

Date: August 8, 2025	By:	/s/ David Lunin
David Lunin
Executive Vice President and Chief Financial Officer
(Authorized Person and Principal Financial Officer)