Form 10-Q/A
period 2025-03-31
Calumet, Inc. /DE
filed 2025-11-10
CIK 2013745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) amends and restates certain items in Calumet, Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, initially filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2025 (the “Original Form 10-Q”).  This Form 10-Q/A sets forth the information in the Original Form 10-Q in its entirety, as adjusted for the effects of the restatement described below.

In this Form 10-Q/A, the Company is restating its previously issued unaudited condensed consolidated financial statements for the quarter ended March 31, 2025, as further described below.

The Company will also amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (the “Q2 Form 10-Q/A”), initially filed with the SEC on August 8, 2025.  The Company does not intend to amend any other reports previously filed or furnished with the SEC. Accordingly, investors and other readers should rely only on the financial information and related disclosures regarding the periods described above (the “Affected Periods”) in this Form 10-Q/A and in the Q2 Form 10-Q/A and in any other future filings with the SEC (as applicable) and should not rely on the prior filings for these two quarterly periods or any previously issued or filed reports, press releases, earnings releases, investor presentations or similar communications relating to the Affected Periods.

Items Amended in this Filing

This Form 10-Q/A amends and restates the following items of the Original Form 10-Q:

Part I - Item 1. Financial Statements

Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I - Item 4. Controls and Procedures

Part II - Item 1A. Risk Factors

Part II - Item 6. Exhibits

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications specified in Rule 13a-14 under the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) from our principal executive officer and principal financial officer, each dated as of the date hereof, are being filed or furnished, as applicable, with this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.1.

This Form 10-Q/A sets forth the information in the Original Form 10-Q in its entirety, as such information is amended and restated where necessary to reflect the restatement and related revisions. Except as provided above, this Form 10-Q/A does not amend, update or change any other items or disclosures. Unless otherwise provided, the disclosures in this Form 10-Q/A are made as of the date of the Original Form 10-Q and do not reflect any events that occurred after the date of the Original Form 10-Q or modify or update any other disclosures in the Original Form 10-Q affected by subsequent events. As such, forward-looking statements included in this Form 10-Q/A may represent management’s views as of the date of the Original Form 10-Q and should not be assumed to be accurate as of any date thereafter. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s other SEC filings.

Restatement Background

As described in the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2025, during the preparation of the Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025, the Company identified an error in the Company’s historical unaudited condensed consolidated statements of cash flows for the Affected Periods that caused the misclassification of certain amounts between cash flows from operating activities and cash flows from financing activities.  This error had no impact on revenue, net income (loss) or cash, cash equivalents or restricted cash.  The misclassifications related to the Company’s debt extinguishment costs from its refinancing activities for its outstanding indebtedness and one of its inventory financing arrangements.  The Company determined that this error originated from a newly identified material weakness related to the preparation and review of the unaudited condensed consolidated statements of cash flows. As a result of this misclassification of cash flows, certain adjustments were inadvertently recorded in the incorrect cash flow section.

The Company previously reported $110.6 million and $108.0 million of net cash used in operating activities and $190.3 million and $188.5 million of net cash provided by financing activities for the three months ended March 31, 2025 and the six months ended June 30, 2025, respectively. The correction of the misclassification error discussed above resulted in upward adjustments of approximately $81.3 million and $76.9 million to operating cash flows and corresponding reductions by the same amounts to financing cash flows for the three months ended March 31, 2025 and the six months ended June 30, 2025, respectively. Accordingly, the Company has reported in this Form 10-Q/A (or will report in the Q2 Form 10-Q/A) $29.3 million and $31.1 million of net cash used in operating activities and $109.0 million and $111.6 million of net cash provided by financing activities for the three months ended March 31, 2025 and the six months ended June 30, 2025, respectively.

Internal Control Considerations

As a result of the misclassification of cash flows discussed above, the Company’s management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2025. The Company’s management determined that the misclassification error and the related restatements were the result of a material weakness in the Company’s internal control over financial reporting, and concluded that disclosure controls and procedures as of March 31, 2025 were ineffective. Therefore, the Company’s previous evaluation of its disclosure controls and procedures as of March 31, 2025 should no longer be relied upon.  See Part I - Item 4. Controls and Procedures, in this Form 10-Q/A for additional information related to this material weakness in internal control over financial reporting and the related remedial measures.

CALUMET, INC.

QUARTERLY REPORT

For the Three Months Ended March 31, 2025

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes certain “forward-looking statements.” These statements can be identified by the use of forward-looking terminology including “will,” “may,” “intend,” “believe,” “expect,” “outlook,” “anticipate,” “estimate,” “continue,” “plan,” “should,” “could,” “would,” or other similar words. The statements regarding (i) demand for finished products in markets we serve; (ii) estimated capital expenditures as a result of required audits or required operational changes or other environmental and regulatory liabilities; (iii) our anticipated levels of, use and effectiveness of derivatives to mitigate our exposure to crude oil price changes, natural gas price changes and fuel products price changes; (iv) estimated costs of complying with the U.S. Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard (“RFS”), including the prices paid for Renewable Identification Numbers (“RINs”) and the amount of RINs we may be required to purchase in any given compliance year, and the outcome of any litigation concerning our existing small refinery exemption (“SRE”) petitions; (v) our ability to meet our financial commitments, debt service obligations, debt instrument covenants, contingencies and anticipated capital expenditures; (vi) our access to capital to fund capital expenditures and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms; (vii) our access to inventory financing under our supply and offtake agreements; (viii) the effect, impact, potential duration or other implications of supply chain disruptions and global energy shortages on our business and operations; (ix) general economic and political conditions, including inflationary pressures, changes in global trade policy and tariffs, instability in financial institutions, the prospect of a shutdown of the U.S. federal government, general economic slowdown or a recession, political tensions, conflicts and war (such as the ongoing conflicts in Ukraine and the Middle East and their regional and global ramifications); (x) the future effectiveness of our enterprise resource planning system to further enhance operating efficiencies and provide more effective management of our business operations; (xi) our expectation regarding our business outlook with respect to the Montana Renewables business; (xii) an inability to remediate the material weakness in our internal control over financial reporting or additional material weaknesses or other deficiencies in the future or the failure to maintain an effective system of internal controls; (xiii) the expected benefits of the Conversion (as defined herein) to us and our stockholders; and (xiv) our expectation that the DOE Loan (as defined herein) will enable MRL (as defined herein) to complete the MaxSAFTM construction on time and on budget, as well as other matters discussed in this Quarterly Report that are not purely historical data, are forward-looking statements. These forward-looking statements are based on our expectations and beliefs as of the date hereof concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our current expectations for future sales and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisition or disposition transactions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause our actual results to differ from those in the forward-looking statements include those described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 Annual Report”). Certain public statements made by us and our representatives on the date hereof may also contain forward-looking statements, which are qualified in their entirety by the cautionary statements contained in this paragraph. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

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

CALUMET, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2025	2024

	(In millions)
	(As Restated)
Operating activities
Net loss	$(162.0)	$(41.6)
Non-cash RINs (gain) expense	117.2	(64.6)
Unrealized (gain) loss on derivative instruments	(5.4)	17.5
Other non-cash activities	20.6	47.8
Changes in assets and liabilities	0.3	(53.1)
Net cash used in operating activities	(29.3)	(94.0)
Investing activities
Additions to property, plant and equipment	(17.6)	(20.0)
Proceeds from sale of business	95.4	—
Net cash provided by (used in) investing activities	77.8	(20.0)
Financing activities
Proceeds from borrowings — revolving credit facility	838.2	596.8
Repayments of borrowings — revolving credit facility	(1,071.2)	(423.7)
Proceeds from borrowings — MRL revolving credit agreement	26.6	32.0
Repayments of borrowings — MRL revolving credit agreement	(26.7)	(22.3)
Proceeds from borrowings — senior notes	100.0	200.0
Repayments of borrowings — senior notes	—	(179.0)
Proceeds from inventory financing	88.0	280.7
Payments on inventory financing	(147.0)	(336.8)
Proceeds from DOE Loan	781.8	—
Proceeds from other financing obligations	40.0	—
Repayments of borrowings - MRL Asset Financing Arrangements	(396.1)	—
Repayments of borrowings - MRL Term Loan Credit Agreement	(86.0)	—
Payments on other financing obligations	(38.6)	(17.0)
Net cash provided by financing activities	109.0	130.7
Net increase in cash, cash equivalents and restricted cash	157.5	16.7
Cash, cash equivalents and restricted cash at beginning of period	45.9	14.7
Cash, cash equivalents and restricted cash at end of period	$203.4	$31.4
Cash and cash equivalents	$123.4	$23.9
Restricted cash	$80.0	$7.5
Supplemental disclosure of non-cash investing activities
Non-cash property, plant and equipment additions	$27.0	$25.2

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Restatement of Previously Issued Financial Statements

The Company has restated its unaudited interim condensed consolidated financial statements for the period ended March 31, 2025. This restatement corrects the error related to the Statement of Cash Flow for the restated period. The error was a misclassification related to the Company’s debt extinguishment costs from its refinancing activities for its outstanding indebtedness and one of its inventory financing arrangements.  This error had no impact on revenue, net income (loss) or cash, cash equivalents or restricted cash.

The effects of the restatement on the condensed consolidated statement of cash flow for the three months ended March 31, 2025 are summarized in the following table:

	Three Months Ended March 31, 2025
	As Previously Reported	Effect of Restatement	As Restated

	(In millions)
Operating activities
Net loss	$(162.0)	$—	$(162.0)
Non-cash RINs (gain) expense	117.2	—	117.2
Unrealized (gain ) loss on derivative instruments	(5.4)	—	(5.4)
Other non-cash activities	(19.9)	40.5	20.6
Changes in assets and liabilities	(40.5)	40.8	0.3
Net cash used in operating activities	(110.6)	81.3	(29.3)
Investing activities
Additions to property, plant and equipment	(17.6)	—	(17.6)
Proceeds from sale of business	95.4	—	95.4
Net cash used in investing activities	77.8	—	77.8
Financing activities
Proceeds from borrowings — revolving credit facility	838.2	—	838.2
Repayments of borrowings — revolving credit facility	(1,071.2)	—	(1,071.2)
Proceeds from borrowings — MRL revolving credit agreement	26.6	—	26.6
Repayments of borrowings — MRL revolving credit agreement	(26.6)	(0.1)	(26.7)
Proceeds from borrowings — senior notes	100.0	—	100.0
Repayments of borrowings — senior notes	—	—	—
Proceeds from inventory financing	108.4	(20.4)	88.0
Payments on inventory financing	(126.6)	(20.4)	(147.0)
Proceeds from DOE Loan	781.8	—	781.8
Proceeds from other financing obligations	40.0	—	40.0
Repayments of borrowings - MRL Asset Financing Arrangements	(368.0)	(28.1)	(396.1)
Repayments of borrowings - MRL Term Loan Credit Agreement	(73.7)	(12.3)	(86.0)
Payments on other financing obligations	(38.6)	—	(38.6)
Net cash provided by financing activities	190.3	(81.3)	109.0
Net decrease in cash, cash equivalents and restricted cash	157.5	—	157.5
Cash, cash equivalents and restricted cash at beginning of period	45.9	—	45.9
Cash, cash equivalents and restricted cash at end of period	$203.4	$—	$203.4
Cash and cash equivalents	$123.4	$—	$123.4
Restricted cash	$80.0	$—	$80.0
Supplemental disclosure of non-cash investing activities
Non-cash property, plant and equipment additions	$27.0	$—	$27.0

2. Description of the Business

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

On July 10, 2024, the Company issued (i) approximately 80.4 million shares of Common Stock to holders of the Common Units and (ii) 5.5 million shares of Common Stock and 2.0 million warrants to purchase common stock at an exercise price of $20.00 per share (subject to adjustment) to the Sponsor Parties, in each case, pursuant to the Conversion Agreement. As of March 31, 2025, the Company was a publicly traded Delaware corporation. The Company’s common shares are listed on the Nasdaq Global Select Market under the ticker symbol “CLMT.” Refer to Note 3 — “Summary of Significant Accounting Policies” for additional information.

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

3. Summary of Significant Accounting Policies

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

C-Corp Conversion

As described in Note 2 — “Description of the Business,” on the closing date of the C-Corp Conversion, the Company issued (i) approximately 80.4 million shares of Common Stock to holders of the Common Units and (ii) 5.5 million shares of Common Stock and 2.0 million warrants to purchase common stock at an exercise price of $20.00 per share (subject to adjustment) on or prior to July 10, 2027 to the Sponsor Parties, in each case, pursuant to the Conversion Agreement. The Company accounted for the C-Corp Conversion as a common control transaction and there were no changes in basis to the net assets recognized at the closing of the transaction. Further, the C-Corp Conversion did not result in a change in the reporting entity, and as such, the transaction was accounted for on a prospective basis in the Company’s condensed consolidated financial statements. The 2.0 million warrants to purchase common stock at an exercise price of $20.00 per share (subject to adjustment) are included in Stockholders’ Equity on the condensed consolidated balance sheets with a balance of $7.8 million for the periods ended March 31, 2025 and December 31, 2024, respectively. Refer to Note 11 — “Fair Value Measurements” for additional information related to the assumptions and inputs used to determine the fair value of the warrants.

Refer to Note 14 — “Income Taxes” for additional information regarding income tax considerations resulting from the C-Corp Conversion.

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

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Improvements to Reportable Segment Disclosures.” This ASU requires, among other updates, enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Refer to Note 13 — “Segments and Related Information” for additional information related to our reportable segments, including disclosure of significant segment expenses.

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

4. Revenue Recognition

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

5. Inventories

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

For the three months ended March 31, 2025 and 2024, the Company sold inventory comprised of crude oil, refined products, and renewable feedstocks under Supply and Offtake Agreements as described in Note 8 — “Inventory Financing Agreements” related to the Shreveport and Montana Renewables facilities.

Inventories consist of the following (in millions):

	March 31, 2025			December 31, 2024
		Supply and			Supply and
	Titled	Offtake		Titled	Offtake
	Inventory	Agreements (1)	Total	Inventory	Agreements (1)	Total
Raw materials	$61.8	$18.7	$80.5	$45.3	$29.7	$75.0
Work in process	72.4	27.1	99.5	63.8	33.7	97.5
Finished goods	165.2	44.2	209.4	160.3	83.5	243.8
	$299.4	$90.0	$389.4	$269.4	$146.9	$416.3
(1)	Amounts represent LIFO value and do not necessarily represent the value at which the inventory was sold. Please read Note 8 — “Inventory Financing Agreements” for further information.

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

6. Leases

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

7. Commitments and Contingencies

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

Standby Letters of Credit

The Company has agreements with various financial institutions for standby letters of credit and other reserves. The standby letters of credit have been issued primarily to vendors. As of March 31, 2025 and December 31, 2024, the Company had outstanding standby letters of credit of $62.5 million and $45.4 million, respectively, under its senior secured revolving credit facility (the “revolving credit facility”). Please read Note 9 — “Long-Term Debt” for additional information regarding the Company’s revolving credit facility. At March 31, 2025 and December 31, 2024, the maximum amount of letters of credit the Company could issue under its revolving credit facility was subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $255.0 million, which may be increased with the consent of the Agent (as defined in the Credit Agreement) to 90% of revolver commitments then in effect ($500.0 million at March 31, 2025 and December 31, 2024).

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

8. Inventory Financing Agreements

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

On September 30, 2024, in connection with the closing of the Montana Asset Financing Arrangement, the Company entered into the Second Amendment to the Monetization Master Agreement with J. Aron and the other parties thereto, in order to amend the Monetization Master Agreement, dated as of January 17, 2024 and permit the Montana Asset Financing Arrangement transaction. Refer to Note 9 — “Long-Term Debt” for additional information.

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

9. Long-Term Debt

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

10. Derivatives

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

As of March 31, 2025 and December 31, 2024, the Company was obligated to repurchase crude oil and refined products from its counterparties, then in effect, at the termination of the Supply and Offtake Agreements in certain scenarios. The Company has determined that the redemption feature on the initially recognized liability related to the Supply and Offtake Agreements is an embedded derivative indexed to commodity prices. As such, the Company has accounted for these embedded derivatives at fair value with changes in the fair value, if any, recorded in gain (loss) on derivative instruments in the Company’s unaudited condensed consolidated statements of operations. Please read Note 8 — “Inventory Financing Agreements" for additional information.

The Company recognizes all derivative instruments at their fair values (please read Note 11 — “Fair Value Measurements”) as either current assets or derivative liabilities or other noncurrent assets, net or other long-term liabilities in the unaudited condensed consolidated balance sheets. Fair value includes any premiums paid or received and unrealized gains and losses. Fair value does not include any amounts receivable from or payable to counterparties, or collateral provided to counterparties. Derivative asset and liability amounts with the same counterparty are netted against each other for financial reporting purposes in accordance with the provisions of our master netting arrangements.

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

11. Fair Value Measurements

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

Observable inputs utilized to estimate the fair values of the Company’s derivative instruments were based primarily on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Based on the use of various unobservable inputs, principally non-performance risk, creditworthiness of the counterparties and unobservable inputs in the forward rate, the Company has categorized these derivative instruments as Level 3. Significant increases (decreases) in any of those unobservable inputs in isolation would result in a significantly lower (higher) fair value measurement. The Company believes it has obtained the most accurate information available for the types of derivative instruments it holds. Please read Note 10 — “Derivatives” for further information on derivative instruments.

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

Debt

The estimated fair value of long-term debt at March 31, 2025 and December 31, 2024, consists primarily of senior notes. The estimated fair value of the Company’s 2026, 2027, 2028 Senior Notes, and 2028 Mirror Issuance Senior notes, and 2029 Secured Notes defined as Level 2 was based upon quoted prices for identical or similar liabilities in markets that are not active. The carrying value of borrowings, if any, under the Company’s revolving credit facility, MRL revolving credit agreement, DOE Loan, MRL asset financing arrangements, MRL term loan credit agreement, Montana refinery asset financing arrangement, finance lease obligations and other obligations are classified as Level 3. Please read Note 9 — “Long-Term Debt” for further information on long-term debt.

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

12. Earnings Per Share/Unit

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

13. Segments and Related Information

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

The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies as disclosed in Note 3 — “Summary of Significant Accounting Policies,” except that the disaggregated financial results for the reporting segments have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting internal operating decisions. The Company accounts for inter-segment sales and transfers using market-based transfer pricing. The Company will periodically refine its expense allocation methodology for its segment reporting as more specific information becomes available and the industry or market changes. The CODM uses Adjusted EBITDA (a non-GAAP financial measure) to evaluate performance and allocate resources to each segment, primarily through periodic budgeting and segment performance reviews. The Company defines Adjusted EBITDA for any period as EBITDA adjusted for (a) impairment; (b) unrealized gains and losses from mark-to-market accounting for hedging activities; (c) realized gains and losses under derivative instruments excluded from the determination of net income (loss); (d) non-cash equity-based compensation expense and other non-cash items (excluding items such as accruals of cash expenses in a future period or amortization of a prepaid cash expense) that were deducted in computing net income (loss); (e) debt refinancing fees, extinguishment costs, premiums and penalties; (f) any net gain or loss realized in connection with an asset sale that was deducted in computing net income (loss); (g) amortization of turnaround costs; (h) LCM inventory adjustments; (i) the impact of liquidation of inventory layers calculated using the LIFO method; (j) RINs mark-to-market adjustments; (k) RINs incurrence expense; and (l) all extraordinary, unusual or non-recurring items of gain or loss, or revenue or expense.

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

14. Income Taxes

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

15. Unrestricted Subsidiaries

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

16. Redeemable Noncontrolling Interest

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

17. Subsequent Events

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

Our operations are managed using the following reportable segments: Specialty Products and Solutions; Performance Brands; Montana/Renewables; and Corporate. For additional information, see Note 13 — “Segments and Related Information” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.” In our Specialty Products and Solutions segment, we manufacture and market a wide variety of solvents, waxes, customized lubricating oils, white oils, petrolatums, gels, esters, and other products. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for consumer-facing and industrial products. In our Performance Brands segment, we blend, package and market high performance products through our Royal Purple, Bel-Ray, and TruFuel brands. Our Montana/Renewables segment is comprised of two facilities — renewable fuels and specialty asphalt. At our Great Falls renewable fuels facility, we process a variety of geographically advantaged renewable feedstocks into renewable diesel, sustainable aviation fuel, renewable hydrogen, renewable natural gas, renewable propane, and renewable naphtha that are distributed into renewable markets in the western half of North America. At our Montana specialty asphalt facility, we process Canadian crude oil into conventional gasoline, diesel, jet fuel and specialty grades of asphalt, with production sized to serve local markets. Our Corporate segment primarily consists of general and administrative expenses not allocated to the Specialty Products and Solutions, Performance Brands or Montana/Renewables segments.

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

Refer to Note 9 — “Long-Term Debt” for further information regarding the MRL Asset Financing Arrangements, the MRL Term Loan Credit Agreement and MRL Revolving Credit Agreement. Refer to Note 8 — “Inventory Financing Agreements” for further information regarding the MRL Supply and Offtake Agreement.

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

Contingencies

For a summary of litigation and other contingencies, please read Note 7 — “Commitments and Contingencies” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.” Based on information available to us at the present time, we do not believe that any liabilities beyond the amounts already accrued, which may result from these contingencies, will have a material adverse effect on our liquidity, financial condition or results of operations.

Financial Results

We reported a net loss of $162.0 million in the first quarter 2025 versus a net loss of $41.6 million in the first quarter 2024. We reported Adjusted EBITDA (as defined in Note 13 — “Segments and Related Information” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements”) of $38.1 million in the first quarter 2025 versus $28.1 million in the first quarter 2024. We used cash from operating activities of $29.3 million in the first quarter 2025 versus using cash from operating activities of $94.0 million in the first quarter of 2024.

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

See Note 3 — “Summary of Significant Accounting Policies” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report for further information on the Company’s RINs obligation.

Unrestricted Subsidiaries

See Note 15 — “Unrestricted Subsidiaries” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report for further information regarding certain financial information of our unrestricted subsidiaries.

Key Performance Measures

Our sales and results of operations are principally affected by demand for specialty products, fuel product demand, renewable fuel product demand, global fuel crack spreads, the price of natural gas used as fuel in our operations, our ability to operate our production facilities at high utilization, and our results from derivative instrument activities.

Our primary raw materials are crude oil, renewable feedstocks, and other specialty feedstocks, and our primary outputs are specialty consumer-facing and industrial products, specialty branded products, fuel products, and renewable fuel products. The prices of crude oil, specialty products, fuel products, and renewable fuel products are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of factors beyond our control. We monitor these risks and from time-to-time enter into derivative instruments designed to help mitigate the impact of commodity price fluctuations on our business. The primary purpose of our commodity risk management activities is to economically hedge our cash flow exposure to commodity price risk. We also may hedge when market conditions exist that we believe to be out of the ordinary and particularly supportive of our financial goals. We enter into derivative contracts for future periods in quantities that do not exceed our projected purchases of crude oil and natural gas and sales of fuel and renewable fuel products. Please read Note 10 — “Derivatives” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.

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

The definition of Adjusted EBITDA presented in this Quarterly Report is similar to the calculation of “Consolidated Cash Flow” contained in the indentures governing our Senior Notes (as defined in this Quarterly Report) and the calculation of “Consolidated EBITDA” contained in the Credit Agreement. We are required to report Consolidated Cash Flow to the holders of our Senior Notes and Consolidated EBITDA to the lenders under our revolving credit facility, and these measures are used by them to determine our compliance with certain covenants governing those debt instruments. Please read Note 9 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report for additional details regarding the covenants governing our debt instruments.

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

The decrease in Specialty Products and Solutions segment gross profit for the three months ended March 31, 2025 as compared to the same period in 2024, was primarily due to the impact of RINs prices. While RINs prices decreased in the current period in comparison to the prior year period, the mark-to-market impact of RINs prices resulted in a RINs expense of $60.7 million in the current period, as compared to a benefit of $47.9 million in the prior year period. The unfavorable margin impact was primarily the result of the weakened commodity margin environment for fuels products. Refer to Note 3 — “Summary of Significant Accounting Policies” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information related to our accounting for RINs.

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

The decrease in Montana/Renewables segment gross profit for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to the mark-to-market impact of RINs prices and the regulatory change from BTC to PTC at Montana Renewables. While RINs prices decreased in the current period in comparison to the prior year period, the mark-to-market impact of RINs prices resulted in a RINs mark-to-market expense of $26.1 million in the current period, as compared to a benefit of $23.2 million in the prior year period. The unfavorable impact associated with cost of materials was primarily the result of the regulatory change from BTC to PTC. In the prior year period, Montana Renewables’ cost of materials benefited approximately $1.00 per gallon from the BTC, whereas this benefit is reduced to zero in the current period, as the PTC is accounted for as a deferred tax asset and not recognized in cost of sales. These impacts were partially offset by improved operating costs across the segment. Refer to Note 3 — “Summary of Significant Accounting Policies” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information related to our accounting for RINs.

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

Gain on sale of business. There was a $62.2 million gain on sale of business in the three months ended March 31, 2025 for the sale of assets related to the industrial portion of our the Royal Purple® business. There was no gain or loss for the sale of a business recorded in the same period in 2024. Refer to Note 3 — “Summary of Significant Accounting Policies” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information related to the sale of assets related to the industrial portion of the Royal Purple® business.

Debt extinguishment costs. There was a $47.6 million expense for debt extinguishment costs in the three months ended March 31, 2025 related to the repurchase of the equipment associated with the MRL Asset Financing Arrangements, repayment of outstanding loans under the MRL Term Loan Credit Agreement and MRL Revolving Credit Agreement and repayment of outstanding obligations under the MRL Supply and Offtake Agreement. Debt extinguishment expense recorded in the same period in 2024 was a de-minimis amount. Refer to Note 9 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.

Liquidity and Capital Resources

General

The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included under Part II, Item 7 in our 2024 Annual Report. There have been no material changes in that information other than as discussed below. Also, see Note 8 — “Inventory Financing Agreements” and Note 9 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report for additional discussions related to our Supply and Offtake Agreements and our long-term debt.

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

The following table summarizes our primary sources and uses of cash in each of the periods presented:

	Three Months Ended March 31,
	2025	2024

	(In millions)
	(As Restated)
Net cash used in operating activities	$(29.3)	$(94.0)
Net cash provided by (used in) investing activities	77.8	(20.0)
Net cash provided by financing activities	109.0	130.7
Net increase in cash, cash equivalents and restricted cash	$157.5	$16.7

Operating Activities. Operating activities used cash of $29.3 million during the three months ended March 31, 2025 compared to using cash of $94.0 million during the same period in 2024. The change was primarily related to a decrease in the cash required for working capital during the current year period.

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

Financing Activities. Financing activities provided cash of $109.0 million in the three months ended March 31, 2025 compared to providing cash of $130.7 million during the same period in 2024. The change is primarily due to the borrowings we received in the current year period from the DOE Loan and 2028 Mirror Issuance Notes, offset by the payments we made in the current year to repay outstanding borrowings under the revolving credit agreement, repurchase the equipment associated with the MRL Asset Financing Arrangements, repay the outstanding loans under the MRL Term Loan Credit Agreement and MRL Revolving Credit Agreement, and repay the outstanding obligations under the MRL Supply and Offtake Agreement. Cash provided by financing activities in the prior year period primarily consisted of borrowings under the revolving credit facility, proceeds from the issuance of the 2029 Secured Notes, which was partially offset by the repayment of the 2024 Secured Notes.

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

On January 10, 2025, MRL and the U.S. Department of Energy (the “DOE”), as guarantor and loan servicer, executed a Loan Guarantee Agreement (the “DOE Loan”) for a $1.44 billion guaranteed loan facility to fund the construction and expansion of the renewable fuels facility owned by MRL. The loan guarantee is structured in two tranches, with the first tranche of approximately $781.8 million disbursed on February 18, 2025 (the “Funding Date”) to fund eligible expenses previously incurred by MRL. MRL has the ability to draw additional tranches of up to approximately $658.0 million through a delayed draw construction facility. Borrowings under the DOE Loan are obligations of our unrestricted subsidiaries MRL and MRHL solely, and are non-recourse to the Company and its restricted subsidiaries. Please refer to Note 9 — “Long-Term Debt” in Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.

On January 16, 2025, the Issuers issued $100.0 million aggregate principal amount of a new series of the Issuers’ 9.75% Senior Notes due 2028 (the “2028 Mirror Issuance Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act. The 2028 Mirror Issuance Notes were issued at 98% of par for net proceeds of approximately $96.0 million, after deducting the initial purchasers’ discount and estimated offering expenses. The Company intends to use the net proceeds from the offering of the Notes to redeem a portion of the Issuers’ outstanding 2026 Notes on or before May 24, 2025. Please refer to Note 9 — “Long-Term Debt” in Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.

On September 30, 2024, Calumet Montana Refining, LLC (“Calumet Montana”), a subsidiary of the Company, entered into the Montana Refinery Asset Financing Arrangement with Stonebriar related to a sale and leaseback transaction. Pursuant to the Montana Refinery Asset Financing Arrangement, Calumet Montana sold to and leased back from Stonebriar the Refinery Assets, for a total purchase price of up to $150.0 million. Calumet Montana received $110.0 million of the total purchase price on September 30, 2024 and the remaining purchase price of $40.0 million was disbursed to the Company on February 18, 2025 in connection with the funding of the first tranche of approximately $781.8 million under the DOE Facility. Please refer to Note 9 — “Long-Term Debt” in Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.

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

Inventory Financing

Please refer to Note 8 — “Inventory Financing Agreements” in Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information regarding our Supply and Offtake Agreement.

Short-Term Liquidity

As of March 31, 2025, our principal sources of short-term liquidity were (i) $339.3 million of availability under our credit facilities, (ii) an inventory financing agreement related to our Shreveport facility, (iii) $123.4 million of unrestricted cash on hand, and (iv) $80.0 million of restricted cash. Borrowings under our revolving credit facilities can be used for, among other things, working capital, capital expenditures and other lawful partnership purposes including acquisitions. For additional information regarding our revolving credit facilities, see Note 9 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report.

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

For additional information regarding our senior notes, please read Note 9 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report and Note 8 — “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data” of our 2024 Annual Report.

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

Please read Note 10 — “Derivatives” in the notes to our unaudited condensed consolidated financial statements under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for a discussion of the accounting treatment for the various types of derivative instruments, for a further discussion of our hedging policies and for more information relating to our implied crack spreads of crude oil, diesel, and gasoline derivative instruments.

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

Interest Rate Risk

Our exposure to interest rate changes on fixed and variable rate debt is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. The following table provides information about the fair value of our fixed and variable rate debt obligations as of March 31, 2025 and December 31, 2024, which we disclose in Note 9 — “Long-Term Debt” and Note 11 — “Fair Value Measurements” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.”

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based upon that evaluation our principal executive officer and principal financial officer originally concluded that as of March 31, 2025, our disclosure controls and procedures were effective at the time our Original Form 10-Q was filed on May 12, 2025.

In connection with the restatement of our unaudited condensed consolidated financial statements for the period ended March 31, 2025, our principal executive officer and principal financial officer have re-assessed their conclusion on disclosure controls and procedures concluding that, due to the material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of March 31, 2025.

Our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During the preparation of the Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025, the Company identified an error in the Company’s historical unaudited condensed consolidated statements of cash flows for the Affected Periods that caused the misclassification of certain amounts between cash flows from operating activities and cash flows from financing activities. This error had no impact on revenue, net income (loss) or cash, cash equivalents or restricted cash. The misclassifications related to the Company’s debt extinguishment costs from its refinancing activities for its outstanding indebtedness and one of its inventory financing arrangements. The Company determined that this error originated from a newly identified material weakness related to the preparation and review of the unaudited condensed consolidated statements of cash flows.

We have restated our unaudited condensed consolidated financial statements for the quarter ended March 31, 2025 in this Form 10-Q/A and we will restate our unaudited condensed consolidated financial statements for the quarter ended June 30, 2025 in the Q2 Form 10-Q/A, in each case, to correct the identified errors described above.

Remediation Plan

We have evaluated the material weakness and have implemented and continue to implement a plan of remediation to strengthen our internal controls over financial reporting, specifically around the presentation and classification of information on the statement of cash flows to add additional reviews that have been implemented as part of our controls for the period ended September 30, 2025. The remediation efforts are intended to address the deficiencies and enhance our overall internal control environment.

We believe the measures described above along with other elements of our ongoing remediation plan will remediate the material weakness identified and strengthen our internal control over financial reporting. While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation is currently ongoing and will require validation and testing of the design and operating effectiveness of our internal controls.

We are committed to continuing to improve our internal control processes and have implemented the steps described above. We will also continue to review, optimize and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies or we may modify certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

Other than the material weakness in our internal control over financial reporting noted above and the actions to remediate the material weakness, which were ongoing as of the date of issuance of this Form 10-Q/A, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

We are not a party to, and our property is not the subject of, any pending legal proceedings other than ordinary routine litigation incidental to our business. Our operations are subject to a variety of risks and disputes normally incidental to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. The information provided under Note 7 — “Commitments and Contingencies” in Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in Part I, Item 1A “Risk Factors” in our 2024 Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. Except as set forth below, there have been no material changes in the risk factors discussed in Part I, Item 1A “Risk Factors” in our 2024 Annual Report.

We identified a material weakness in our internal control over financial reporting, and if we are unable to remediate this material weakness, or if we experience additional material weaknesses or other deficiencies in the future or otherwise fail to maintain an effective system of internal control, we may not be able to accurately and timely report our financial results.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements may not be prevented or detected on a timely basis. In connection with the preparation of our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025, we identified a material weakness related to the preparation and review of the unaudited condensed consolidated statements of cash flows.

Remediation efforts place a significant burden on management and add increased pressure to our financial resources and processes. As a result, we may not be successful in making the improvements necessary to remediate the material weakness identified by management, be able to do so in a timely manner, or be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. Additionally, completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly or remain adequate and we cannot assure you that we will not identify additional material weaknesses in our internal control over financial reporting in the future.

If we are unable to successfully remediate our existing material weakness or any future material weaknesses or other deficiencies in our internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties and generally materially and adversely impact our business and financial condition.

We reached a determination to restate certain of our previously issued unaudited condensed consolidated financial statements, which may affect investor confidence.

As discussed in this Form 10-Q/A, we reached a determination to restate our unaudited consolidated financial statements and related disclosures for the quarters ended March 31, 2025 and June 30, 2025, following the identification of an error in the unaudited condensed consolidated statements of cash flows as a result of the misclassification of certain amounts between cash flows from operating activities and cash flows from financing activities. As a result, we have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures.

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

CALUMET, INC.

Date: November 10, 2025	By:	/s/ David Lunin
David Lunin
Executive Vice President and Chief Financial Officer
(Authorized Person and Principal Financial Officer)