Form 10-Q/A
period 2025-06-30
Calumet, Inc. /DE
filed 2025-11-10
CIK 2013745

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) amends and restates certain items in Calumet, Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, initially filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2025 (the “Original Form 10-Q”).  This Form 10-Q/A sets forth the information in the Original Form 10-Q in its entirety, as adjusted for the effects of the restatement described below.

In this Form 10-Q/A, the Company is restating its previously issued unaudited condensed consolidated financial statements for the quarter ended June 30, 2025, as further described below.

On November 10, 2025, the Company also amended its Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (the “Q1 Form 10-Q/A”), initially filed with the SEC on May 12, 2025.  The Company does not intend to amend any other reports previously filed or furnished with the SEC. Accordingly, investors and other readers should rely only on the financial information and related disclosures regarding the periods described above (the “Affected Periods”) in this Form 10-Q/A and in the Q1 Form 10-Q/A and in any other future filings with the SEC (as applicable) and should not rely on the prior filings for these two quarterly periods or any previously issued or filed reports, press releases, earnings releases, investor presentations or similar communications relating to the Affected Periods.

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

Restatement Background

As described in the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2025, during the preparation of the Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025, the Company identified an error in the Company’s historical unaudited condensed consolidated statements of cash flows for the Affected Periods that caused the misclassification of certain amounts between cash flows from operating activities and cash flows from financing activities.  This error had no impact on revenue, net income (loss) or cash, cash equivalents and restricted cash.  The misclassifications related to the Company’s debt extinguishment costs from its refinancing activities for its outstanding indebtedness and one of its inventory financing arrangements.  The Company determined that this error originated from a newly identified material weakness related to the preparation and review of the unaudited condensed consolidated statements of cash flows. As a result of this misclassification of cash flows, certain adjustments were inadvertently recorded in the incorrect cash flow section.

The Company previously reported $110.6 million and $108.0 million of net cash used in operating activities and $190.3 million and $188.5 million of net cash provided by financing activities for the three months ended March 31, 2025 and the six months ended June 30, 2025, respectively. The correction of the misclassification error discussed above resulted in upward adjustments of approximately $81.3 million and $76.9 million to operating cash flows and corresponding reductions by the same amounts to financing cash flows for the three months ended March 31, 2025 and the six months ended June 30, 2025, respectively. Accordingly, the Company has reported in the Q1 Form 10-Q/A and this Form 10-Q/A $29.3 million and $31.1 million of net cash used in operating activities and $109.0 million and $111.6 million of net cash provided by financing activities for the three months ended March 31, 2025 and the six months ended June 30, 2025, respectively.

Internal Control Considerations

As a result of the misclassification of cash flows discussed above, the Company’s management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2025. The Company’s management determined that the misclassification error and the related restatements were the result of a material weakness in the Company’s internal control over financial reporting, and concluded that disclosure controls and procedures as of June 30, 2025 were ineffective. Therefore, the Company’s previous evaluation of its disclosure controls and procedures as of June 30, 2025 should no longer be relied upon.  See Part I - Item 4. Controls and Procedures, in this Form 10-Q/A for additional information related to this material weakness in internal control over financial reporting and the related remedial measures.

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

CALUMET, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2025	2024

	(In millions)
	(As Restated)
Operating activities
Net loss	$(309.9)	$(80.7)
Non-cash RINs (gain) expense	211.6	(44.4)
Unrealized (gain) loss on derivative instruments	(7.1)	14.6
Other non-cash activities	82.5	84.5
Changes in assets and liabilities	(8.2)	(1.5)
Net cash used in operating activities	(31.1)	(27.5)
Investing activities
Additions to property, plant and equipment	(31.2)	(35.0)
Proceeds from sale of business	95.4	—
Net cash provided by (used in) investing activities	64.2	(35.0)
Financing activities
Proceeds from borrowings — revolving credit facility	1,357.7	1,077.7
Repayments of borrowings — revolving credit facility	(1,435.9)	(899.3)
Proceeds from borrowings — MRL revolving credit agreement	26.6	32.0
Repayments of borrowings — MRL revolving credit agreement	(26.7)	(38.6)
Proceeds from borrowings — senior notes	100.0	200.0
Repayments of borrowings — senior notes	(150.0)	(229.0)
Proceeds from inventory financing	174.7	408.1
Payments on inventory financing	(231.5)	(462.6)
Proceeds from DOE Loan	781.8	—
Proceeds from other financing obligations	40.0	—
Repayments of borrowings - MRL Asset Financing Arrangements	(396.1)	—
Repayments of borrowings - MRL Term Loan Credit Agreement	(86.0)	—
Payments on other financing obligations	(43.0)	(25.9)
Net cash provided by financing activities	111.6	62.4
Net increase (decrease) in cash, cash equivalents and restricted cash	144.7	(0.1)
Cash, cash equivalents and restricted cash at beginning of period	45.9	14.7
Cash, cash equivalents and restricted cash at end of period	$190.6	$14.6
Cash and cash equivalents	$110.6	$7.0
Restricted cash	$80.0	$7.6
Supplemental disclosure of non-cash investing activities
Non-cash property, plant and equipment additions	$24.1	$26.1

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Restatement of Previously Issued Financial Statements

The Company has restated its unaudited interim condensed consolidated financial statements for the period ended June 30, 2025. This restatement corrects the error related to the Statement of Cash Flow for the restated period. The error was a misclassification related to the Company’s debt extinguishment costs from its refinancing activities for its outstanding indebtedness and one of its inventory financing arrangements.  This error had no impact on revenue, net income (loss) or cash, cash equivalents and restricted cash.

The effects of the restatement on the condensed consolidated statement of cash flow for the six months ended June 30, 2025 are summarized in the following table:

	Six Months Ended June 30, 2025
	As Previously Reported	Effect of Restatement	As Restated

	(In millions)
Operating activities
Net loss	$(309.9)	$—	$(309.9)
Non-cash RINs (gain) expense	211.6	—	211.6
Unrealized (gain ) loss on derivative instruments	(7.1)	—	(7.1)
Other non-cash activities	42.0	40.5	82.5
Changes in assets and liabilities	(44.6)	36.4	(8.2)
Net cash used in operating activities	(108.0)	76.9	(31.1)
Investing activities
Additions to property, plant and equipment	(31.2)	—	(31.2)
Proceeds from sale of business	95.4	—	95.4
Net cash used in investing activities	64.2	—	64.2
Financing activities
Proceeds from borrowings — revolving credit facility	1,357.7	—	1,357.7
Repayments of borrowings — revolving credit facility	(1,435.9)	—	(1,435.9)
Proceeds from borrowings — MRL revolving credit agreement	26.6	—	26.6
Repayments of borrowings — MRL revolving credit agreement	(26.6)	(0.1)	(26.7)
Proceeds from borrowings — senior notes	100.0	—	100.0
Repayments of borrowings — senior notes	(150.0)	—	(150.0)
Proceeds from inventory financing	192.9	(18.2)	174.7
Payments on inventory financing	(213.3)	(18.2)	(231.5)
Proceeds from DOE Loan	781.8	—	781.8
Proceeds from other financing obligations	40.0	—	40.0
Repayments of borrowings - MRL Asset Financing Arrangements	(368.0)	(28.1)	(396.1)
Repayments of borrowings - MRL Term Loan Credit Agreement	(73.7)	(12.3)	(86.0)
Payments on other financing obligations	(43.0)	—	(43.0)
Net cash provided by financing activities	188.5	(76.9)	111.6
Net increase in cash, cash equivalents and restricted cash	144.7	—	144.7
Cash, cash equivalents and restricted cash at beginning of period	45.9	—	45.9
Cash, cash equivalents and restricted cash at end of period	$190.6	$—	$190.6
Cash and cash equivalents	$110.6	$—	$110.6
Restricted cash	$80.0	$—	$80.0
Supplemental disclosure of non-cash investing activities
Non-cash property, plant and equipment additions	$24.1	$—	$24.1

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

Financial Results

We reported a net loss of $147.9 million in the second quarter 2025 versus a net loss of $39.1 million in the second quarter 2024. We reported Adjusted EBITDA (as defined in Note 13 — “Segments and Related Information” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements”) of $55.1 million in the second quarter 2025 versus $74.8 million in the second quarter 2024. We used cash in operating activities of $1.8 million in the second quarter 2025 versus generating cash from operating activities of $66.5 million in the second quarter of 2024.

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

The following table summarizes our primary sources and uses of cash in each of the periods presented:

	Six Months Ended June 30,
	2025	2024

	(In millions)
	(As Restated)
Net cash used in operating activities	$(31.1)	$(27.5)
Net cash provided by (used in) investing activities	64.2	(35.0)
Net cash provided by financing activities	111.6	62.4
Net increase (decrease) in cash, cash equivalents and restricted cash	$144.7	$(0.1)

Operating Activities. Operating activities used cash of $31.1 million during the six months ended June 30, 2025 compared to using cash of $27.5 million during the same period in 2024. The change was primarily related to an increase in the cash required for working capital during the current year period.

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

Financing Activities. Financing activities provided cash of $111.6 million in the six months ended June 30, 2025 compared to providing cash of $62.4 million during the same period in 2024. The change is primarily due to the borrowings we received in the current year period from the DOE Loan and 2028 Mirror Issuance Notes, offset by the payments we made in the current year to repay outstanding borrowings under the revolving credit agreement, repurchase the equipment associated with the MRL Asset Financing Arrangements, repay the outstanding loans under the MRL Term Loan Credit Agreement and MRL Revolving Credit Agreement, repay the outstanding obligations under the MRL Supply and Offtake Agreement, and partially redeem the 2026 Notes. Cash provided by financing activities in the prior year period primarily consisted of borrowings under the revolving credit facility and proceeds from the issuance of the 2029 Secured Notes, the impacts of which were partially offset by the repayment of the 2024 Secured Notes.

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

Interest Rate Risk

Our exposure to interest rate changes on fixed and variable rate debt is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. The following table provides information about the fair value of our fixed and variable rate debt obligations as of June 30, 2025 and December 31, 2024, which we disclose in Note 9 — “Long-Term Debt” and Note 11 — “Fair Value Measurements” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.”

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based upon that evaluation our principal executive officer and principal financial officer originally concluded that as of June 30, 2025, our disclosure controls and procedures were effective at the time our Original Form 10-Q was filed on August 8, 2025.

In connection with the restatement of our unaudited condensed consolidated financial statements for the period ended June 30, 2025, our principal executive officer and principal financial officer have re-assessed their conclusion on disclosure controls and procedures concluding that, due to the material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of June 30, 2025.

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

During the preparation of the Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025, the Company identified an error in the Company’s historical unaudited condensed consolidated statements of cash flows for the Affected Periods that caused the misclassification of certain amounts between cash flows from operating activities and cash flows from financing activities. This error had no impact on revenue, net income (loss) or cash, cash equivalents and restricted cash. The misclassifications related to the Company’s debt extinguishment costs from its refinancing activities for its outstanding indebtedness and one of its inventory financing arrangements. The Company determined that this error originated from a newly identified material weakness related to the preparation and review of the unaudited condensed consolidated statements of cash flows.

We have restated our unaudited condensed consolidated financial statements for the quarter ended March 31, 2025 in the Q1 Form 10-Q/A and for the quarter ended June 30, 2025 in this Form 10-Q/A, in each case, to correct the identified errors described above.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness in our internal control over financial reporting noted above and the actions to remediate the material weakness, which were ongoing as of the date of issuance of this Form 10-Q/A, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Master Lease Agreement, dated as of February 12, 2021, together with Property Schedule No. 2 thereto, dated as of July 25, 2025, by and between Stonebriar Commercial Finance LLC and Calumet Shreveport Refining, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2025).

10.2

Eighth Amendment to Third Amended and Restated Credit Agreement, dated as of July 25, 2025, by and among Calumet, Inc., Bank of America, N.A. and the other parties signatory thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2025).

10.3

Third Amendment to the Monetization Master Agreement, dated as of July 25, 2025, by and among Calumet, Inc., J. Aron & Company LLC and the other parties thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2025).

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