Form 10-Q
period 2025-09-30
Calumet, Inc. /DE
filed 2025-11-10
CIK 2013745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2025

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

On November 10, 2025, the registrant had 86,754,321 shares of common stock outstanding.

CALUMET, INC.

QUARTERLY REPORT

For the Three and Nine Months Ended September 30, 2025

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes certain “forward-looking statements.” These statements can be identified by the use of forward-looking terminology including “will,” “may,” “intend,” “believe,” “expect,” “outlook,” “anticipate,” “estimate,” “continue,” “plan,” “should,” “could,” “would,” or other similar words. The statements regarding (i) demand for finished products in markets we serve; (ii) estimated capital expenditures as a result of required audits or required operational changes or other environmental and regulatory liabilities; (iii) our anticipated levels of, use and effectiveness of derivatives to mitigate our exposure to crude oil price changes, natural gas price changes and fuel products price changes; (iv) estimated costs of complying with the U.S. Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard (“RFS”), including the prices paid for Renewable Identification Numbers (“RINs”) and the amount of RINs we may be required to purchase in any given compliance year, and the outcome of any litigation concerning our existing small refinery exemption (“SRE”) petitions; (v) our ability to meet our financial commitments, debt service obligations, debt instrument covenants, contingencies and anticipated capital expenditures; (vi) our access to capital to fund capital expenditures and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms; (vii) our access to inventory financing under our supply and offtake agreements; (viii) the effect, impact, potential duration or other implications of supply chain disruptions and global energy shortages on our business and operations; (ix) general economic and political conditions, including inflationary pressures, changes in global trade policy and tariffs, instability in financial institutions, the shutdown of the U.S. federal government, general economic slowdown or a recession, political tensions, conflicts and war (such as the ongoing conflicts in Ukraine and the Middle East and their regional and global ramifications); (x) the future effectiveness of our enterprise resource planning system to further enhance operating efficiencies and provide more effective management of our business operations; (xi) our expectation regarding our business outlook with respect to the Montana Renewables business; (xii) an inability to remediate the material weakness in our internal control over financial reporting or additional material weaknesses or other deficiencies in the future or the failure to maintain an effective system of internal controls; (xiii) the expected benefits of the Conversion (as defined herein) to us and our stockholders; and (xiv) our expectation that the DOE Loan (as defined herein) will enable MRL (as defined herein) to complete the MaxSAFTM construction on time and on budget, as well as other matters discussed in this Quarterly Report that are not purely historical data, are forward-looking statements. These forward-looking statements are based on our expectations and beliefs as of the date hereof concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our current expectations for future sales and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisition or disposition transactions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause our actual results to differ from those in the forward-looking statements include those described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 Annual Report”). Certain public statements made by us and our representatives on the date hereof may also contain forward-looking statements, which are qualified in their entirety by the cautionary statements contained in this paragraph. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

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

PART I

Item 1. Financial Statements

CALUMET, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024

	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$94.6	$38.1
Restricted cash	80.0	7.8
Accounts receivable, net:
Trade, less allowance for credit losses of $1.2 and $1.1, respectively	263.9	241.7
Other	14.8	36.4
	278.7	278.1
Inventories	400.1	416.3
Prepaid expenses and other current assets	26.7	25.7
Total current assets	880.1	766.0
Property, plant and equipment, net	1,362.0	1,438.8
Other noncurrent assets, net	491.8	553.4
Total assets	$2,733.9	$2,758.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$298.7	$320.8
Accrued interest payable	28.9	45.4
Accrued salaries, wages and benefits	66.1	94.7
Obligations under inventory financing agreements	—	32.0
Current portion of RINs obligation	133.0	245.4
Other current liabilities	94.4	89.8
Current portion of long-term debt	155.2	35.5
Total current liabilities	776.3	863.6
Other long-term liabilities	259.9	296.2
Long-term debt, less current portion	2,147.4	2,064.7
Total liabilities	$3,183.6	$3,224.5
Commitments and contingencies
Redeemable noncontrolling interest	$245.6	$245.6
Stockholders' equity:
Common stock: par value $0.01 per share, 700,000,000 shares authorized, and 86,752,229 and 85,950,493 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	$0.9	$0.9
Additional paid-in capital	838.4	825.4
Warrants: 2,000,000 warrants issued and outstanding as of September 30, 2025 and December 31, 2024.	7.8	7.8
Accumulated deficit	(1,535.5)	(1,539.0)
Accumulated other comprehensive loss	(6.9)	(7.0)
Total stockholders' equity	(695.3)	(711.9)
Total liabilities and stockholders' equity	$2,733.9	$2,758.2

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In millions, except share and per share data)

Sales	$1,078.0	$1,100.4	$3,098.5	$3,239.9
Cost of sales	704.3	1,095.5	2,849.8	3,092.7
Gross profit	373.7	4.9	248.7	147.2
Operating costs and expenses:
Selling	10.9	14.9	35.4	43.7
General and administrative	31.4	40.2	84.6	101.0
(Gain) loss on sale of business	6.4	—	(55.8)	—
Other operating expense	2.1	6.9	11.3	17.1
Operating income (loss)	322.9	(57.1)	173.2	(14.6)

Other income (expense):
Interest expense	(53.6)	(57.7)	(165.0)	(175.3)
Debt extinguishment costs	0.5	—	(47.2)	(0.3)
Gain (loss) on derivative instruments	(1.5)	15.2	(4.4)	9.6
Other income (expense)	3.7	(0.3)	6.1	0.7
Total other expense	(50.9)	(42.8)	(210.5)	(165.3)
Net income (loss) before income taxes	272.0	(99.9)	(37.3)	(179.9)
Income tax (benefit) expense	(41.4)	0.7	(40.8)	1.4
Net income (loss)	$313.4	$(100.6)	$3.5	$(181.3)
Earnings per share:
Basic and diluted	$3.61	$(1.18)	$0.04	$(2.21)
Weighted average number of common shares outstanding:
Basic and diluted	86,901,141	85,530,080	86,710,696	82,158,405

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In millions)
Net income (loss)	$313.4	$(100.6)	$3.5	$(181.3)
Other comprehensive income:
Defined benefit pension and retiree health benefit plans	0.1	0.1	0.1	0.2
Total other comprehensive income	0.1	0.1	0.1	0.2
Comprehensive income (loss) attributable to stockholders' equity	$313.5	$(100.5)	$3.6	$(181.1)

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock					Other
	Common	Shares Issued	Additional		Accumulated	Comprehensive
	Shares	Par Value	Paid-in Capital	Warrants	Deficit	Loss	Total

		(In millions)
Balance at June 30, 2025	86,659,413	$0.9	$837.5	$7.8	$(1,848.9)	$(7.0)	$(1,009.7)
Other comprehensive income	—	—	—	—	—	0.1	0.1
Net income	—	—	—	—	313.4	—	313.4
Settlement of tax withholdings on equity-based incentive compensation	—	—	—	—	—	—	—
Settlement of restricted stock units	92,816	—	0.9	—	—	—	0.9
Balance at September 30, 2025	86,752,229	$0.9	$838.4	$7.8	$(1,535.5)	$(6.9)	$(695.3)

						Accumulated
	Common Stock					Other
	Common	Shares Issued	Additional		Accumulated	Comprehensive
	Shares	Par Value	Paid-in Capital	Warrants	Deficit	Loss	Total

		(In millions)
Balance at December 31, 2024	85,950,493	$0.9	$825.4	$7.8	$(1,539.0)	$(7.0)	$(711.9)
Other comprehensive income	—	—	—	—	—	0.1	0.1
Net income	—	—	—	—	3.5	—	3.5
Settlement of tax withholdings on equity-based incentive compensation	—	—	(6.5)	—	—	—	(6.5)
Settlement of restricted stock units	801,736	—	19.5	—	—	—	19.5
Balance at September 30, 2025	86,752,229	$0.9	$838.4	$7.8	$(1,535.5)	$(6.9)	$(695.3)

									Accumulated
	Partners' Capital (Deficit)			Common Stock					Other
	Limited Partner	Limited	General	Common	Shares Issued	Additional		Accumulated	Comprehensive
	Units	Partners	Partner	Shares	Par Value	Paid-in Capital	Warrants	Deficit	Loss	Total

							(In millions)
Balance at June 30, 2024	80,388,555	$(559.0)	$(0.3)	—	$—	$—	$—	$—	$(7.1)	$(566.4)
C-Corp Conversion (1)	(80,388,555)	559.0	0.3	80,388,555	0.8	837.6	—	(1,397.7)	—	—
Issuance of common shares	—	—	—	5,500,000	0.1	(5.5)	—	—	—	(5.4)
Issuance of warrants	—	—	—	—	—	(7.8)	7.8	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	0.1	0.1
Net loss	—	—	—	—	—	—	—	(100.6)	—	(100.6)
Settlement of tax withholdings on equity-based incentive compensation	—	—	—	—	—	—	—	—	—	—
Settlement of restricted stock units	—	—	—	15,550	—	0.1	—	—	—	0.1
Balance at September 30, 2024	—	$—	$—	85,904,105	$0.9	$824.4	$7.8	$(1,498.3)	$(7.0)	$(672.2)

									Accumulated
	Partners' Capital (Deficit)			Common Stock					Other
	Limited Partner	Limited	General	Common	Shares Issued	Additional		Accumulated	Comprehensive
	Units	Partners	Partner	Shares	Par Value	Paid-in Capital	Warrants	Deficit	Loss	Total

								(In millions)
Balance at December 31, 2023	79,967,363	$(484.4)	$1.3	—	$—	$—	$—	$—	$(7.2)	$(490.3)
Settlement of tax withholdings on equity-based incentive compensation	—	(5.2)	—	—	—	—	—	—	—	(5.2)
Settlement of phantom units	421,192	9.7	—	—	—	—	—	—	—	9.7
C-Corp Conversion (1)	(80,388,555)	479.9	(1.3)	80,388,555	0.8	837.6	—	(1,317.0)	—	—
Issuance of common shares	—	—	—	5,500,000	0.1	(5.5)	—	—	—	(5.4)
Issuance of warrants	—	—	—	—	—	(7.8)	7.8	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	0.2	0.2
Net loss	—	—	—	—	—	—	—	(181.3)	—	(181.3)
Settlement of tax withholdings on equity-based incentive compensation	—	—	—	—	—	(0.2)	—	—	—	(0.2)
Settlement of restricted stock units	—	—	—	15,550	—	0.3	—	—	—	0.3
Balance at September 30, 2024	—	$—	$—	85,904,105	$0.9	$824.4	$7.8	$(1,498.3)	$(7.0)	$(672.2)

(1)	Refer to Note 2 — “Summary of Significant Accounting Policies” for additional information.

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2025	2024

	(In millions)
Operating activities
Net income (loss)	$3.5	$(181.3)
Non-cash RINs gain	(112.4)	(1.6)
Unrealized (gain) loss on derivative instruments	(9.1)	0.8
Other adjustments to reconcile net income (loss) to cash flow from operating activities	164.5	148.7
Changes in assets and liabilities	(54.1)	(9.6)
Net cash used in operating activities	(7.6)	(43.0)
Investing activities
Additions to property, plant and equipment	(39.6)	(51.7)
Proceeds from sale of business, net	95.4	—
Net cash provided by (used in) investing activities	55.8	(51.7)
Financing activities
Proceeds from borrowings — revolving credit facility	1,896.4	1,605.6
Repayments of borrowings — revolving credit facility	(2,015.4)	(1,516.4)
Proceeds from borrowings — MRL revolving credit agreement	26.6	32.0
Repayments of borrowings — MRL revolving credit agreement	(26.7)	(45.0)
Proceeds from borrowings — senior notes	100.0	200.0
Repayments of borrowings — senior notes	(230.0)	(229.0)
Proceeds from inventory financing	264.9	550.0
Payments on inventory financing	(306.4)	(580.0)
Proceeds from DOE Loan	781.8	—
Proceeds from other financing obligations	160.0	144.7
Repayments of borrowings - MRL Asset Financing Arrangements	(396.1)	—
Repayments of borrowings - MRL Term Loan Credit Agreement	(86.0)	—
Payments on other financing obligations	(88.6)	(39.6)
Net cash provided by financing activities	80.5	122.3
Net increase in cash, cash equivalents and restricted cash	128.7	27.6
Cash, cash equivalents and restricted cash at beginning of period	45.9	14.7
Cash, cash equivalents and restricted cash at end of period	$174.6	$42.3
Cash and cash equivalents	$94.6	$34.6
Restricted cash	$80.0	$7.7
Supplemental disclosure of cash flow information
Interest paid, net of capitalized interest	$150.9	$175.3
Supplemental disclosure of non-cash investing activities
Non-cash property, plant and equipment additions	$28.8	$29.2

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

On July 10, 2024, the Company issued (i) approximately 80.4 million shares of Common Stock to holders of the Common Units and (ii) 5.5 million shares of Common Stock and 2.0 million warrants to purchase common stock at an exercise price of $20.00 per share (subject to adjustment) to the Sponsor Parties, in each case, pursuant to the Conversion Agreement. The Company is a publicly traded Delaware corporation. The Company’s common shares are listed on the Nasdaq Global Select Market under the ticker symbol “CLMT.” Refer to Note 2 — “Summary of Significant Accounting Policies” for additional information.

The Company manufactures, formulates, and markets a diversified slate of specialty branded products and renewable fuels to customers in various consumer-facing and industrial markets. Calumet is headquartered in Indianapolis, Indiana and operates twelve facilities throughout North America.

The unaudited condensed consolidated financial statements of the Company as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024, included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal nature, unless otherwise disclosed. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 Annual Report”).

2. Summary of Significant Accounting Policies

Reclassifications

Certain amounts in the prior years’ unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents and restricted cash include all highly liquid investments with a maturity of three months or less at the time of purchase.

Restricted cash as of September 30, 2025 represents cash that is restricted under the Department of Energy Loan Guarantee Agreement (the “DOE Loan”) because it is only available to make certain investments under the terms of the DOE Loan.

Restricted cash as of December 31, 2024 represented cash that was restricted under the Montana Renewables, LLC (“MRL”) Term Loan Credit Agreement because it was only available to make principal and interest payments under the terms of the agreement.

Renewable Identification Numbers (“RINs”) Obligation

The Company’s RINs volume obligation (“RVO” or “RINs Obligation”) is an estimated provision if future purchase of RINs were to be required in order to satisfy the U.S. Environmental Protection Agency’s (“EPA”) requirement to blend renewable fuels into certain transportation fuel products pursuant to the Renewable Fuel Standard (“RFS”) of the Clean Air Act (“CAA”). The Company has historically not been obligated to make these purchases. A RIN is a 38-character number assigned to each physical gallon of renewable fuel produced in or imported into the United States. The EPA sets annual volume obligations for the percentage of renewable fuels that must be blended into transportation fuels consumed in the U.S. Compliance is demonstrated by tendering RINs to the EPA documenting that blending has been accomplished or by obtaining a Small Refinery Exemption (“SRE”) as provided in the Clean Air Act. Prior to 2018, the Company historically received the SRE. In 2022, EPA changed its approach and began denying all industry hardship petitions including the Company’s. As explained below, the D.C. Circuit found EPA’s changed approach to be unlawful. EPA has since reaffirmed its original decisions on Calumet’s 2018 hardship petitions, issued new decisions on Calumet’s 2019-2023 hardship petitions, and issued a decision on the 2024 petitions for the first time.

The RVO is a quantity and cannot be settled financially with EPA. The Company accounts for its current period RVO by multiplying the quantity of RINs shortage (based on actual results) by the period end RINs spot price, which is recorded as a current liability in the unaudited condensed consolidated balance sheets and revalued at the end of each subsequent accounting period, which produces non-cash mark-to-market adjustments that are reflected in cost of sales in the unaudited condensed consolidated statements of operations. RINs generated by blending may be sold or held to offset a portion of the following year’s RVO. Any gains or losses from RINs sales are recorded in cost of sales in the unaudited condensed consolidated statements of operations.

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

2019-2020 RVO. In June 2022, EPA issued final decisions denying 69 pending petitions from small refineries seeking SREs for program years 2016 to 2021, including petitions submitted by the Company for program years 2019 and 2020, based on EPA’s across-the-board determination that no small refinery suffers disproportionate economic hardship from the RFS program, a contention which was subsequently rejected by the Government Accountability Office. In August 2022, the Company filed a petition for review of EPA’s denial of the 2019 and 2020 SRE petitions for the Shreveport refinery in the U.S. Court of Appeals for the Fifth Circuit and for the Montana refinery in the U.S. Court of Appeals for the D.C. Circuit challenging both of EPA’s denials. These 2019-2020 cases were consolidated with the program year 2018 cases.

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

EPA filed a petition for writ of certiorari with the U.S. Supreme Court with respect to only the venue portion of the Fifth Circuit’s decision. On June 18, 2025, the Supreme Court ruled that elements of EPA’s April and June 2022 denials, which included program years 2018-2020, triggered the “nationwide scope or effect” exception to regional circuit court venue in the Clean Air Act. As a result, the Supreme Court held that the D.C. Circuit is the proper venue for the challenge to EPA’s denial of the Shreveport refinery’s petitions for 2018-2020 program years.  The Supreme Court vacated the Fifth Circuit’s decision and remanded the Shreveport refinery’s case to the Fifth Circuit. The Fifth Circuit transferred the case to the D.C. Circuit in accordance with the Supreme Court’s decision. We expect the D.C. Circuit to dismiss the case in light of EPA’s August 2025 decisions (described below) reaffirming its original decision on the Shreveport refinery’s 2018 hardship petition and issuing new decisions on the Shreveport refinery’s 2019-2020 hardship petitions.

2021-2022 RVO. In October 2022, Calumet applied for SREs for the 2021 and 2022 program years. In July 2023, EPA issued final decisions denying 26 pending petitions from small refineries seeking SREs for program years 2016 to 2023, including the 2021 and 2022 petitions for the Montana and Shreveport refineries, based on the same approach and analysis described by EPA in its June 2022 denials. The Company filed petitions for review of the denials with the Fifth Circuit and D.C. Circuit and filed motions asking those courts to stay the Company’s 2021 and 2022 RFS obligations. In September 2023, the Fifth Circuit granted the Company’s motion for stay of the Shreveport refinery’s 2021 and 2022 RFS obligations while the case is pending; and in October 2023, the D.C. Circuit granted the Company’s motion for stay of the Montana refinery’s 2021 and 2022 RFS obligations. The D.C. Circuit then vacated EPA’s denials of the Montana refinery’s 2021 and 2022 petitions and remanded the petitions back to EPA, following its own ruling on the 2019-2020 petitions. Due to EPA’s August 2025 decisions (described below) on the Shreveport refinery’s 2021-2022 hardship petitions, we expect the government to seek dismissal of the litigation still pending in the Fifth and. D.C. Circuits relating to the prior 2021 and 2022 denials.

2023 RVO. In December 2023, Calumet applied for SREs for the 2023 program year. In July 2024, the Company filed for injunctive relief in both the District Court of Montana and the Western District Court of Louisiana to force EPA to make a decision on those outstanding 2023 SRE petitions. The courts ruled in favor of the Company and set a deadline for EPA to act. In January 2025, EPA denied the Company’s 2023 SRE petitions. Calumet challenged the denials in the Fifth Circuit and the Ninth Circuit for Shreveport and Montana, respectively. Both courts have stayed Calumet’s 2023 RFS obligations while the challenges are pending. EPA acknowledged in writing that its January 2025 decisions on the Company’s petitions for the 2023 program year were locally applicable, so the proper venue for the Shreveport and Montana challenges is the Fifth and Ninth Circuits, respectively.

2024-2025 RVO and EPA’s August 2025 SRE Decisions. In June 2024, Calumet applied for SREs for the 2024 and 2025 program years. In August 2025, EPA issued a new round of hardship decisions, in which it reaffirmed the original grants of Calumet’s 2018 hardship petitions, issued new decisions on Calumet’s 2019-2023 hardship petitions, and decided Calumet’s 2024 petitions for the first time. For the Shreveport refinery, EPA granted full relief for the 2019-2021 program years and 50% relief for the 2022-2024 program years. For the Montana refinery, EPA granted full relief for the 2019-2022 program years and 50% relief for the 2023-2024 program years. EPA determined that Calumet is not required to retire any RINs for the years for which Calumet received full relief and must retire RINs meeting 50% of its RVO for years for which Calumet received 50% relief. EPA has not yet issued decisions on Calumet’s petitions for the 2025 program year.

In September 2025, Calumet filed petitions for review in the D.C. Circuit of EPA’s decisions on the Shreveport refinery’s 2022-2024 petitions and the Montana refinery’s 2023-2024 petitions. The judicial stays previously granted by the Fifth Circuit to the Shreveport refinery for program years 2022 and 2023 and by the Ninth Circuit to the Montana refinery for program year 2023 currently remain in place. In October 2025, EPA sent a communication to Calumet that confirmed EPA does not intend to seek enforcement while Calumet’s SRE petition for a particular RVO is still pending, or while judicial review of such an exemption decision is pending.  EPA indicated that if the litigation resolves in EPA’s favor, Calumet will have a reasonable time to meet any outstanding RVOs by completing the necessary RIN retirements and compliance reporting. In its communication, EPA stated that, where companies challenging SRE petition decisions have not prevailed in court, but have thereafter demonstrated compliance within a reasonable time after the compliance deadline, EPA has found no need for any additional action. In light of EPA’s communication, we have decided not to seek a judicial stay from the D.C. Circuit at this time.

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

As of September 30, 2025 and December 31, 2024, the Company had a RINs Obligation recorded on the unaudited condensed consolidated balance sheets of $133.0 million and $245.4 million, respectively.

C-Corp Conversion

As described in Note 1 — “Description of the Business,” on the closing date of the C-Corp Conversion, the Company issued (i) approximately 80.4 million shares of Common Stock to holders of the Common Units and (ii) 5.5 million shares of Common Stock and 2.0 million warrants to purchase common stock at an exercise price of $20.00 per share (subject to adjustment) on or prior to July 10, 2027 to the Sponsor Parties, in each case, pursuant to the Conversion Agreement. The Company accounted for the C-Corp Conversion as a common control transaction and there were no changes in basis to the net assets recognized at the closing of the transaction. Further, the C-Corp Conversion did not result in a change in the reporting entity, and as such, the transaction was accounted for on a prospective basis in the Company’s condensed consolidated financial statements. The 2.0 million warrants to purchase common stock at an exercise price of $20.00 per share (subject to adjustment) are included in Stockholders’ Equity on the condensed consolidated balance sheets with a balance of $7.8 million for the periods ended September 30, 2025 and December 31, 2024, respectively. Refer to Note 9 — “Fair Value Measurements” for additional information related to the assumptions and inputs used to determine the fair value of the warrants.

Refer to Note 12 — “Income Taxes” for additional information regarding income tax considerations resulting from the C-Corp Conversion.

Sale of Assets Related to Industrial Portion of Royal Purple® Business

On February 28, 2025, the Company announced that it entered into a definitive agreement with a wholly owned subsidiary of Lubrication Engineers, Inc., a portfolio company of Aurora Capital Partners, to sell assets related to the industrial portion of its Royal Purple® business, for $110.0 million, subject to certain customary adjustments. The Company retained the consumer portion of the Royal Purple® business. At the closing of the transaction on March 31, 2025, the Company received cash proceeds of $95.4 million, net of $3.0 million of deferred payments, $6.5 million of working capital adjustments and $5.1 million of transaction related expenses. During the nine months ended September 30, 2025, the Company recorded a $55.8 million gain on the sale of business in the unaudited condensed consolidated statements of operations. The total consideration of $110.0 million is subject to post-closing adjustments, including working capital adjustments, deferred payments and certain continuing obligations, which may result in changes to the gain or loss on disposal. The Company has recorded the estimated consideration based on information available as of the reporting date. Final amounts will be recognized when determinable and may differ from current estimates. The Company used the sale proceeds to reduce its indebtedness.

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Improvements to Reportable Segment Disclosures.” This ASU requires, among other updates, enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Refer to Note 11 — “Segments and Related Information” for additional information related to our reportable segments, including disclosure of significant segment expenses.

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

Contract Balances

Under product sales contracts, the Company invoices customers for performance obligations that have been satisfied, at which point payment is unconditional. Accordingly, a product sales contract does not give rise to contract assets or liabilities under ASC 606. The Company’s receivables, net of allowance for expected credit losses from contracts with customers as of September 30, 2025 and December 31, 2024 and 2023 were $263.9 million, $241.7 million, and $252.4 million, respectively.

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

4. Inventories

The cost of inventory is recorded using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. In certain circumstances, the Company may decide not to replenish inventory for certain products or product lines during an interim period, in which case, the Company may record interim LIFO adjustments during that period. During the three and nine months ended September 30, 2025 and 2024, the Company recorded no activity (exclusive of lower of cost or market (“LCM”) adjustments) in cost of sales in the unaudited condensed consolidated statements of operations due to the permanent liquidation of inventory layers.

Costs include crude oil and other feedstocks, labor, processing costs, and refining overhead costs. Inventories are valued at the LCM value. The replacement cost of these inventories, based on current market values, would have been $34.7 million and $49.2 million higher than the carrying value of inventory as of September 30, 2025 and December 31, 2024, respectively.

For the three and nine months ended September 30, 2025 and 2024, the Company sold inventory comprised of crude oil, refined products, and renewable feedstocks under Supply and Offtake Agreements as described in Note 6 — “Inventory Financing Agreements” related to the Shreveport and Montana Renewables facilities.

Inventories consist of the following (in millions):

	September 30, 2025			December 31, 2024
		Supply and			Supply and
	Titled	Offtake		Titled	Offtake
	Inventory	Agreements (1)	Total	Inventory	Agreements (1)	Total
Raw materials	$60.2	$15.0	$75.2	$45.3	$29.7	$75.0
Work in process	76.1	28.1	104.2	63.8	33.7	97.5
Finished goods	168.0	52.7	220.7	160.3	83.5	243.8
	$304.3	$95.8	$400.1	$269.4	$146.9	$416.3
(1)	Amounts represent LIFO value and do not necessarily represent the value at which the inventory was sold. Refer to Note 6 — “Inventory Financing Agreements” for further information.

In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. During the three months ended September 30, 2025 and 2024, the Company recorded an increase in cost of sales in the unaudited condensed consolidated statements of operations for LCM of $5.1 million and $9.4 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company recorded an increase in cost of sales in the unaudited condensed consolidated statements of operations for LCM of $3.1 million and $8.9 million, respectively.

5. Commitments and Contingencies

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

Standby Letters of Credit

The Company has agreements with various financial institutions for standby letters of credit and other reserves. The standby letters of credit have been issued primarily to vendors. As of September 30, 2025 and December 31, 2024, the Company had outstanding standby letters of credit of $71.4 million and $45.4 million, respectively, under its senior secured revolving credit facility (the “revolving credit facility”). Refer to Note 7 — “Long-Term Debt” for additional information regarding the Company’s revolving credit facility. At September 30, 2025 and December 31, 2024, the maximum amount of letters of credit the Company could issue under its revolving credit facility was subject to borrowing base limitations, with a maximum letter of credit sublimit equal to $255.0 million, which may be increased with the consent of the Agent (as defined in the Credit Agreement) to 90% of revolver commitments then in effect ($500.0 million at September 30, 2025 and December 31, 2024).

Throughput Contract

Prior to 2020, the Company entered into a long-term agreement to transport crude oil at a minimum of 5,000 bpd through a pipeline, which commenced service in the second quarter of 2020. The agreement also contains a capital recovery charge that increases 2% per annum. This agreement is for seven years.

As of September 30, 2025, the estimated minimum unconditional purchase commitments, including the capital recovery charge, under the agreement were as follows (in millions):

Year	Commitment
2025	$0.8
2026	3.2
2027	0.5
2028	—
Thereafter	—
Total (1)	$4.5
(1)	As of September 30, 2025, the estimated minimum payments for the unconditional purchase commitments have been accrued and are included in other current liabilities and other long-term liabilities in the unaudited condensed consolidated balance sheets. This liability was accrued due to the fact that the contract was entered into to supply crude to a divested facility.

6. Inventory Financing Agreements

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

On September 30, 2024, in connection with the closing of the Montana Asset Financing Arrangement, the Company entered into the Second Amendment to the Monetization Master Agreement with J. Aron and the other parties thereto, in order to amend the Monetization Master Agreement, dated as of January 17, 2024 and permit the Montana Asset Financing Arrangement transaction. Refer to Note 7 — “Long-Term Debt” for additional information.

On July 25, 2025, in connection with the Shreveport Terminal Asset Financing Arrangement, as defined below, the Company entered into the Third Amendment to the Monetization Master Agreement with J. Aron and the other parties thereto, to modify the Monetization Master Agreement to permit separately the indebtedness and liens arising from the Shreveport Terminal Asset Financing Arrangement. Refer to Note 7 — “Long-Term Debt” for additional information.

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

For the three months ended September 30, 2025 and 2024, the Company incurred an expense of $2.9 million and $4.3 million, respectively, for financing costs related to the Supply and Offtake Agreements, which are included in interest expense in the Company’s unaudited condensed consolidated statements of operations. For the nine months ended September 30, 2025 and 2024, the Company incurred an expense of $9.9 million and $14.7 million, respectively, for financing costs related to the Supply and Offtake Agreements, which are included in interest expense in the Company’s unaudited condensed consolidated statements of operations.

7. Long-Term Debt

Long-term debt consisted of the following (in millions):

	September 30,	December 31,
	2025	2024
Borrowings under amended and restated senior secured revolving credit agreement with third-party lenders, interest payments quarterly, borrowings due January 2027, weighted average interest rates of 7.3% and 7.5% for the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively.	$167.6	$286.6
Borrowings under amended secured MRL revolving credit agreement with third-party lender, interest payments quarterly, borrowings due November 2027, weighted average interest rate of 6.4% and 7.3% for the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively.	—	—
Borrowings under the 2026 Notes, interest at a fixed rate of 11.0%, interest payments semiannually, borrowings due April 2026, effective interest rate of 11.0% and 11.1% for the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively.	124.4	354.4
Borrowings under the 2027 Notes, interest at a fixed rate of 8.125%, interest payments semiannually, borrowings due July 2027, effective interest rate of 8.3% for the nine months ended September 30, 2025 and the year ended December 31, 2024.	325.0	325.0
Borrowings under the 2028 Notes, interest at a fixed rate of 9.75%, interest payments semiannually, borrowings due July 2028, effective interest rate of 10.2% for the nine months ended September 30, 2025 and the year ended December 31, 2024.	325.0	325.0
Borrowings under the 2028 Mirror Issuance Notes, interest at a fixed rate of 9.75%, interest payments semiannually, borrowings due July 2028, effective interest rate of 10.7% for the nine months ended September 30, 2025.	100.0	—
Borrowings under the 2029 Secured Notes, interest at a fixed rate of 9.25%, interest payments semiannually, borrowings due July 2029, effective interest rate of 9.4% for the nine months ended September 30, 2025 and the year ended December 31, 2024.	200.0	200.0
Borrowings under the DOE Loan	805.5	—
MRL Term Loan Credit Agreement	—	73.7
Shreveport terminal asset financing arrangement	118.5	42.1
Montana terminal asset financing arrangement	26.7	30.4
Montana refinery asset financing arrangement	143.5	108.7
MRL asset financing arrangements	—	368.1
Finance lease obligations, at various interest rates, interest and principal payments monthly through June 2028	2.1	2.9
Less unamortized debt issuance costs (1)	(34.1)	(14.4)
Less unamortized discounts	(1.6)	(2.3)
Total debt	$2,302.6	$2,100.2
Less current portion of long-term debt	155.2	35.5
Total long-term debt	$2,147.4	$2,064.7
(1)	Deferred debt issuance costs are being amortized by the effective interest rate method over the lives of the related debt instruments. These amounts are net of accumulated amortization of $35.7 million and $31.6 million at September 30, 2025 and December 31, 2024, respectively.

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

On May 24, 2025, the Issuers partially redeemed $150.0 million aggregate principal amount of the outstanding 2026 Notes at a redemption price of par, plus accrued and unpaid interest to, but not including the redemption date.

On August 12, 2025, the Issuers partially redeemed $80.0 million aggregate principal amount of the outstanding 2026 Notes at a redemption price of par, plus accrued and unpaid interest to, but not including the redemption date.

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

The indentures governing the Senior Notes contain covenants that, among other things, restrict the Partnership’s ability and the ability of certain of the Partnership’s subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Partnership’s equity or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred units; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Partnership’s restricted subsidiaries to the Partnership; (vii) consolidate, merge or transfer all or substantially all of the Partnership’s assets; (viii) engage in transactions with affiliates, and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the Senior Notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the Senior Notes, has occurred and is continuing, many of these covenants will be suspended. As of September 30, 2025, the Partnership was in compliance with all covenants under the indentures governing the Senior Notes.

U.S. Department of Energy Facility

On January 10, 2025, MRL and the U.S. Department of Energy (the “DOE”), as guarantor and loan servicer, executed a Loan Guarantee Agreement (the “DOE Loan”) for a $1.44 billion guaranteed loan facility to fund the construction and expansion of the renewable fuels facility owned by MRL. The loan guarantee is structured in two tranches, with the first tranche of approximately $781.8 million disbursed on February 18, 2025 (the “Funding Date”) to fund eligible expenses previously incurred by MRL. MRL has the ability to draw additional tranches of up to approximately $658.0 million through a delayed draw construction facility. Borrowings under the DOE Loan are obligations of our unrestricted subsidiaries MRL and MRHL solely, and are non-recourse to the Company and its restricted subsidiaries. As of September 30, 2025, the Company has capitalized $23.7 million of accrued interest into the principal balance of the DOE loan in accordance with the terms of the agreement which allows capitalization of up to $232.8 million of interest. Interest expense is calculated based on the total principal balance including any capitalized interest.

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

Shreveport Terminal Asset Financing Arrangement

On July 25, 2025, Calumet Shreveport Refining, LLC (“Calumet Shreveport”), a subsidiary of the Company, entered into a Property Schedule No. 2 (“Property Schedule No. 2”) with Stonebriar, which supplements the Master Lease Agreement, dated as of February 12, 2021 (together with Property Schedule No. 2, the “Lease Agreement”), among Calumet Shreveport and Stonebriar. The Lease Agreement relates to a sale and leaseback transaction (the “Shreveport Terminal Asset Financing Arrangement”) whereby Calumet Shreveport sold and leased back certain of its property comprising the Shreveport refinery fuels terminal, truck rack and related piping and equipment for consideration of approximately $120.0 million. The assets sold and leased back do not include any fuels or specialty production inventory. The Lease Agreement has a seven-year term and requires Calumet Shreveport to make monthly rental payments of approximately $1.8 million, which represents a cost of capital of approximately 10.75% per year. The Lease Agreement provides that, subject to certain conditions, Calumet Shreveport may terminate the lease and repurchase the leased assets after a term of six years for consideration of approximately $42.0 million. Concurrently with Calumet Shreveport’s entry into the Lease Agreement, the Company reaffirmed a Continuing Guaranty in favor of Stonebriar, pursuant to which the Company guarantees to Stonebriar the performance of Calumet Shreveport’s obligations under the Lease Agreement.

Concurrently with the entry into the Lease Agreement, Calumet Shreveport and Stonebriar terminated Property Schedule No. 1, dated as of February 12, 2021 (“Property Schedule No. 1”), among Calumet Shreveport and Stonebriar. The Company applied approximately $40.0 million of the proceeds of the Sale and Leaseback Transaction to pay all of Calumet Shreveport’s outstanding obligations under Property Schedule No. 1.

The Company has recorded the Shreveport Terminal Asset Financing Arrangement as a financial liability in the unaudited condensed consolidated balance sheets.

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

In connection with the funding of the first tranche under the DOE Facility, MRL terminated the MRL Asset Financing Arrangements and the Company recorded debt extinguishment costs of approximately $34.8 million during the nine months ended September 30, 2025.

As of December 31, 2024, the Company recorded the MRL asset financing arrangements as a financial liability in the unaudited condensed consolidated balance sheets.

Fourth, Fifth, Sixth, Seventh, and Eighth Amendments to Third Amended and Restated Senior Secured Revolving Credit Facility

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

On July 25, 2025, in connection with the Shreveport Terminal Asset Financing Arrangement, the Company entered into the Eighth Amendment to the Third Amended and Restated Credit Agreement, to among other changes, modify the Credit Agreement to permit separately the indebtedness and liens arising from the Shreveport Terminal Asset Financing Arrangement.

The borrowing capacity at September 30, 2025, under the revolving credit facility was approximately $448.8 million. As of September 30, 2025, the Company had outstanding borrowings of $167.6 million under the revolving credit facility and outstanding standby letters of credit of $71.4 million, leaving approximately $209.8 million of unused capacity.

The revolving credit facility contains various covenants that limit, among other things, the Company’s ability to: incur indebtedness; grant liens; dispose of certain assets; make certain acquisitions and investments; redeem or prepay other debt or make other restricted payments such as distributions to unitholders; enter into transactions with affiliates; and enter into a merger, consolidation or sale of assets. Further, the revolving credit facility contains one springing financial covenant which provides that only if the Company’s availability to borrow loans under the revolving credit facility falls below the sum of (a) the greater of (i) (x) 15% of the borrowing base then in effect at the same time that the refinery asset borrowing base component is greater than $0 and (y) 10% of the borrowing base then in effect at any time that the refinery asset borrowing base component is equal to $0 and (ii) $45.0 million (which amount is subject to certain increases) plus (b) the amount of FILO Loans outstanding, then the Company will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.0 to 1.0. As of September 30, 2025, the Company was in compliance with all covenants under the revolving credit facility.

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

In connection with the funding of the first tranche under the DOE Facility, MRL terminated the MRL Revolving Credit Agreement and the Company recorded debt extinguishment costs of approximately $0.3 million during the nine months ended September 30, 2025.

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

In connection with the funding of the first tranche under the DOE Facility, MRL terminated the MRL Term Loan Credit Agreement and the Company recorded debt extinguishment costs of approximately $12.3 million during the nine months ended September 30, 2025.

Maturities of Long-Term Debt

As of September 30, 2025, principal payments on debt obligations and future minimum rentals on finance lease obligations are as follows (in millions):

Year	Maturity
2025	$7.6
2026	157.1
2027	522.0
2028	447.6
2029	256.0
Thereafter	948.0
Total Principal Payments	$2,338.3
Less: Unamortized debt issuance costs and debt discounts	(35.7)
Total debt	$2,302.6

8. Derivatives

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

As of September 30, 2025 and December 31, 2024, the Company was obligated to repurchase crude oil and refined products from its counterparties, then in effect, at the termination of the Supply and Offtake Agreements in certain scenarios. The Company has determined that the redemption feature on the initially recognized liability related to the Supply and Offtake Agreements is an embedded derivative indexed to commodity prices. As such, the Company has accounted for these embedded derivatives at fair value with changes in the fair value, if any, recorded in gain (loss) on derivative instruments in the Company’s unaudited condensed consolidated statements of operations. Refer to Note 6 — “Inventory Financing Agreements" for additional information.

The Company recognizes all derivative instruments at their fair values (refer to Note 9 — “Fair Value Measurements”) as either current assets or derivative liabilities or other noncurrent assets, net or other long-term liabilities in the unaudited condensed consolidated balance sheets. Fair value includes any premiums paid or received and unrealized gains and losses. Fair value does not include any amounts receivable from or payable to counterparties, or collateral provided to counterparties. Derivative asset and liability amounts with the same counterparty are netted against each other for financial reporting purposes in accordance with the provisions of our master netting arrangements.

For the periods ended September 30, 2025 and December 31, 2024, the Company had no derivative instruments recorded as a net asset in the Company’s unaudited condensed consolidated balance sheets.

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative liabilities in the Company’s unaudited condensed consolidated balance sheets (in millions):

		September 30, 2025			December 31, 2024
Net Amounts
			Gross	of Liabilities		Gross	Net Amounts
			Amounts	Presented in		Amounts	of Liabilities
		Gross	Offset in the	the	Gross	Offset in the	Presented in
		Amounts of	Consolidated	Consolidated	Amounts of	Consolidated	the
	Balance Sheet	Recognized	Balance	Balance	Recognized	Balance	Consolidated
	Location	Liabilities	Sheets	Sheets	Liabilities	Sheets	Balance Sheets
Derivative instruments not designated as hedges:
Specialty Products and Solutions segment:
Inventory financing obligation	Obligations under inventory financing agreements	$—	$14.3	$14.3	$—	$5.7	$5.7
Total derivative instruments		$—	$14.3	$14.3	$—	$5.7	$5.7

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

The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations for the three months ended September 30, 2025 and 2024 related to its derivative instruments not designated as hedges (in millions):

	Amount of Realized Gain (Loss)
	Recognized in Gain (Loss) on		Amount of Unrealized Gain (Loss)
	Derivative		Recognized in Gain (Loss) on Derivative
	Instruments		Instruments
	Three Months Ended September 30,		Three Months Ended September 30,
Type of Derivative	2025	2024	2025	2024
Specialty Products and Solutions segment:
Inventory financing obligation	$(3.5)	$(2.8)	$2.0	$17.3
Crack spread swaps	—	6.0	—	(3.7)
Montana/Renewables segment:
Inventory financing obligation	—	(1.6)	—	—
Total	$(3.5)	$1.6	$2.0	$13.6

The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations for the nine months ended September 30, 2025 and 2024, related to its derivative instruments not designated as hedges (in millions):

	Amount of Realized
	Gain (Loss) Recognized in Gain (Loss) on		Amount of Unrealized Gain (Loss)
	Derivative		Recognized in Gain (Loss) on Derivative
	Instruments		Instruments
	Nine Months Ended September 30,		Nine Months Ended September 30,
Type of Derivative	2025	2024	2025	2024
Specialty Products and Solutions segment:
Inventory financing obligation	$(7.9)	$(60.5)	$9.1	$63.9
Crack spread swaps	—	13.5	—	(11.6)
Montana/Renewables segment:
Inventory financing obligation	(5.6)	4.3	—	—
Total	$(13.5)	$(42.7)	$9.1	$52.3

Derivative Positions

At September 30, 2025, the Company had no outstanding derivative contracts.

9. Fair Value Measurements

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

Observable inputs utilized to estimate the fair values of the Company’s derivative instruments were based primarily on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Based on the use of various unobservable inputs, principally non-performance risk, creditworthiness of the counterparties and unobservable inputs in the forward rate, the Company has categorized these derivative instruments as Level 3. Significant increases (decreases) in any of those unobservable inputs in isolation would result in a significantly lower (higher) fair value measurement. The Company believes it has obtained the most accurate information available for the types of derivative instruments it holds. Refer to Note 8 — “Derivatives” for further information on derivative instruments.

Pension Assets

Pension assets are reported at fair value in the accompanying unaudited condensed consolidated financial statements. At September 30, 2025 and December 31, 2024, the Company’s investments associated with its pension plan consisted of (i) cash and cash equivalents, (ii) fixed income bond funds, (iii) mutual equity funds, and (iv) mutual balanced funds. The fixed income bond funds, mutual equity funds, and mutual balanced funds that are measured at fair value using a market approach based on quoted prices from national securities exchanges and are categorized in Level 1 of the fair value hierarchy. The fixed income bond funds, mutual equity funds, and mutual balanced funds that are measured at fair value using a market approach based on prices obtained from an independent pricing service are categorized in Level 2 of the fair value hierarchy.

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

Hierarchy of Recurring Fair Value Measurements

The Company’s recurring assets and liabilities measured at fair value were as follows (in millions):

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets:
Inventory financing obligation	$—	$—	$14.3	$14.3	$—	$—	$5.7	$5.7
Total derivative assets	—	—	14.3	14.3	—	—	5.7	5.7
Pension plan investments	3.4	23.2	—	26.6	3.7	22.2	—	25.9
Total recurring assets at fair value	$3.4	$23.2	$14.3	$40.9	$3.7	$22.2	$5.7	$31.6
Liabilities:
Precious metals obligations	$—	$—	$—	$—	$(5.2)	$—	$—	$(5.2)
Liability awards	(37.3)	—	—	(37.3)	(67.8)	—	—	(67.8)
Total recurring liabilities at fair value	$(37.3)	$—	$—	$(37.3)	$(73.0)	$—	$—	$(73.0)

The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities (in millions):

	Nine Months Ended September 30,
	2025	2024

Fair value at January 1,	$6.3	$(40.8)
Realized loss on derivative instruments	(13.5)	(42.7)
Unrealized gain on derivative instruments	9.1	52.3
Settlements	12.4	42.7
Fair value at September 30,	$14.3	$11.5
Total gain (loss) included in net income (loss) attributable to changes in unrealized gain (loss) relating to financial assets and liabilities held as of September 30,	$9.1	$52.3

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

Debt

The estimated fair value of long-term debt at September 30, 2025 and December 31, 2024, consists primarily of senior notes. The estimated fair value of the Company’s 2026 Notes, 2027 Notes, 2028 Notes, 2028 Mirror Issuance Notes, and 2029 Secured Notes defined as Level 2 was based upon quoted prices for identical or similar liabilities in markets that are not active. The carrying value of borrowings, if any, under the Company’s revolving credit facility, MRL revolving credit agreement, DOE Loan, Shreveport terminal asset financing arrangement, MRL asset financing arrangements, MRL term loan credit agreement, Montana refinery asset financing arrangement, finance lease obligations and other obligations are classified as Level 3. Refer to Note 7 — “Long-Term Debt” for further information on long-term debt.

The Company’s carrying value and estimated fair value of the Company’s financial instruments, carried at adjusted historical cost, were as follows (in millions):

	September 30, 2025			December 31, 2024
	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Instrument:
2026 Notes, 2027 Notes, 2028 Notes, 2028 Mirror Issuance Notes, and 2029 Secured Notes	2	$1,080.8	$1,064.7	$1,218.3	$1,196.7
Revolving credit facility	3	$167.6	$165.6	$286.6	$283.6
MRL revolving credit agreement	3	$—	$—	$—	$(0.3)
MRL term loan credit agreement	3	$—	$—	$73.7	$71.4
DOE Loan	3	$805.5	$785.4	$—	$—
Shreveport terminal asset financing arrangement	3	$118.5	$115.9	$42.1	$41.6
Montana terminal asset financing arrangement	3	$26.7	$26.6	$30.4	$30.2
Montana refinery asset financing arrangement	3	$143.5	$142.3	$108.7	$108.7
MRL asset financing arrangements	3	$—	$—	$368.1	$365.4
Finance leases and other obligations	3	$2.1	$2.1	$2.9	$2.9

10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in millions, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator for basic and diluted earnings per share:
Net income (loss)	$313.4	$(100.6)	$3.5	$(181.3)
Denominator for earnings per share:
Weighted average number of basic and diluted common shares outstanding (1)	86,901,141	85,530,080	86,710,696	82,158,405
Earnings per share:
Basic and diluted	$3.61	$(1.18)	$0.04	$(2.21)
(1)	Total diluted weighted average common shares outstanding excludes a de-minimis amount of potentially dilutive restricted stock units which would have been anti-dilutive for the three and nine months ended September 30, 2024, respectively.

11. Segments and Related Information

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

Reportable segment information for the three and nine months ended September 30, 2025 and 2024 is as follows (in millions):

	Specialty
	Products and	Performance	Montana/			Consolidated
Three Months Ended September 30, 2025	Solutions	Brands	Renewables	Corporate	Eliminations	Total
Sales:
External customers	$679.1	$79.7	$319.2	$—	$—	$1,078.0
Inter-segment sales	5.0	0.2	—	—	(5.2)	—
Total sales	$684.1	$79.9	$319.2	$—	$(5.2)	$1,078.0

Cost of sales	$402.8	$61.2	$240.3	$—	$—	$704.3
Gross profit	$276.3	$18.5	$78.9	$-	$—	$373.7

Adjusted EBITDA	$80.2	$13.2	$(5.8)	$(18.0)	$—	$69.6
Reconciling items to net income:
Depreciation and amortization	21.5	1.2	27.9	0.1	—	50.7
LCM / LIFO loss	1.4	1.7	2.0	—	—	5.1
Loss on sale of business	—	6.3	—	0.1	—	6.4
Interest expense	7.1	0.1	15.4	31.0	—	53.6
Debt extinguishment costs	(0.4)	—	(0.1)	—	—	(0.5)
Unrealized gain on derivatives	(2.0)	—	—	—	—	(2.0)
RINs incurrence gain	(192.9)	—	(110.2)	—	—	(303.1)
RINs mark-to-market gain	(16.7)	—	(4.1)	—	—	(20.8)
Other non-recurring (income) expenses						(5.3)
Equity-based compensation and other items						9.5
Income tax benefit						(41.4)
Noncontrolling interest adjustments						4.0
Net income						$313.4

Capital expenditures	$21.4	$—	$2.1	$—	$—	$23.5
PP&E, net	$333.0	$29.7	$994.6	$4.7	$—	$1,362.0

	Specialty
	Products and	Performance	Montana/			Consolidated
Three Months Ended September 30, 2024	Solutions (1)	Brands (2)	Renewables	Corporate	Eliminations	Total
Sales:
External customers	$714.0	$80.3	$306.1	$—	$—	$1,100.4
Inter-segment sales	6.3	0.1	—	—	(6.4)	—
Total sales	$720.3	$80.4	$306.1	$—	$(6.4)	$1,100.4

Cost of sales	$711.7	$57.6	$326.2	$—	$—	$1,095.5
Gross profit (loss)	$2.3	$22.7	$(20.1)	$—	$—	$4.9

Adjusted EBITDA	$50.7	$13.6	$14.6	$(19.1)	$—	$59.8
Reconciling items to net loss:
Depreciation and amortization	17.4	2.2	25.5	0.2	—	45.3
LCM / LIFO loss	4.2	0.8	4.4	—	—	9.4
Interest expense	5.6	—	15.7	36.4	—	57.7
Unrealized gain on derivatives	(13.6)	—	—	—	—	(13.6)
RINs incurrence expense	8.1	—	1.9	—	—	10.0
RINs mark-to-market loss	22.6	—	10.2	—	—	32.8
Other non-recurring expenses						12.1
Equity-based compensation and other items						7.0
Income tax expense						0.7
Noncontrolling interest adjustments						(1.0)
Net loss						$(100.6)

Capital expenditures	$9.4	$0.2	$8.9	$0.9	$—	$19.4
PP&E, net	$355.7	$32.0	$1,061.1	$4.5	$—	$1,453.3

	Specialty
	Products and	Performance	Montana/			Consolidated
Nine Months Ended September 30, 2025	Solutions	Brands	Renewables	Corporate	Eliminations	Total
Sales:
External customers	$1,957.1	$242.5	$898.9	$—	$—	$3,098.5
Inter-segment sales	14.9	0.3	—	—	(15.2)	—
Total sales	$1,972.0	$242.8	$898.9	$—	$(15.2)	$3,098.5

Cost of sales	$1,729.7	$179.7	$940.4	$—	$—	$2,849.8
Gross profit (loss)	$227.4	$62.8	$(41.5)	$-	$—	$248.7

Adjusted EBITDA	$203.3	$42.5	$(24.5)	$(58.5)	$—	$162.8
Reconciling items to net income:
Depreciation and amortization	56.4	4.4	84.0	0.5	—	145.3
LCM / LIFO (gain) loss	5.6	2.5	(5.0)	—	—	3.1
(Gain) loss on sale of business	—	(58.1)	—	2.3	—	(55.8)
Interest expense	16.4	0.1	48.8	99.7	—	165.0
Debt extinguishment costs	(0.4)	—	47.5	0.1	—	47.2
Unrealized gain on derivatives	(9.1)	—	—	—	—	(9.1)
RINs incurrence gain	(158.6)	—	(98.8)	—	—	(257.4)
RINs mark-to-market loss	99.4	—	45.7	—	—	145.1
Other non-recurring expenses						2.1
Equity-based compensation and other items						6.1
Income tax benefit						(40.8)
Noncontrolling interest adjustments						8.5
Net income						$3.5

Capital expenditures	$47.8	$0.7	$13.9	$0.5	$—	$62.9
PP&E, net	$333.0	$29.7	$994.6	$4.7	$—	$1,362.0

	Specialty
	Products and	Performance	Montana/			Consolidated
Nine Months Ended September 30, 2024	Solutions	Brands	Renewables	Corporate	Eliminations	Total
Sales:
External customers	$2,141.8	$256.1	$842.0	$—	$—	$3,239.9
Inter-segment sales	18.3	0.3	—	—	(18.6)	—
Total sales	$2,160.1	$256.4	$842.0	$—	$(18.6)	$3,239.9

Cost of sales	$2,015.1	$186.0	$891.6	$—	$—	$3,092.7
Gross profit (loss)	$126.7	$70.1	$(49.6)	$—	$—	$147.2

Adjusted EBITDA	$170.6	$41.1	$9.9	$(58.9)	$—	$162.7
Reconciling items to net loss:
Depreciation and amortization	53.1	6.5	76.3	0.7	—	136.6
LCM / LIFO loss	1.3	0.8	6.8	—	—	8.9
Interest expense	17.3	0.1	48.7	109.2	—	175.3
Debt extinguishment costs	0.1	—	—	0.2	—	0.3
Unrealized gain on derivatives	(52.3)	—	—	—	—	(52.3)
RINs incurrence expense	20.4	—	4.1	—	—	24.5
RINs mark-to-market gain	(16.9)	—	(9.2)	—	—	(26.1)
Other non-recurring expenses (1)						72.1
Equity-based compensation and other items						4.4
Income tax expense						1.4
Noncontrolling interest adjustments						(1.1)
Net loss						$(181.3)

Capital expenditures	$41.0	$0.8	$25.1	$2.7	$—	$69.6
PP&E, net	$355.7	$32.0	$1,061.1	$4.5	$—	$1,453.3

(1)	For the nine months ended September 30, 2024, other non-recurring expenses included a $56.2 million realized loss on derivatives related to the embedded derivatives for our inventory financing arrangements.

Geographic Information

International sales accounted for less than ten percent of consolidated sales in the three and nine months ended September 30, 2025 and 2024.

The Company offers specialty, fuels, renewable fuels and packaged products primarily in categories consisting of lubricating oils, solvents, waxes, gasoline, diesel, jet fuel, asphalt, heavy fuel oils, renewable fuels, high-performance branded products, and other specialty and fuels products.

The following table sets forth the major product category sales for each segment for the three months ended September 30, 2025 and 2024 (dollars in millions):

	Three Months Ended September 30,
	2025		2024

Specialty Products and Solutions:
Lubricating oils	$183.5	17.0%	$192.5	17.5%
Solvents	97.7	9.1%	106.1	9.6%
Waxes	37.0	3.4%	38.8	3.5%
Fuels, asphalt and other by-products	360.9	33.5%	376.6	34.3%
Total	$679.1	63.0%	$714.0	64.9%
Montana/Renewables:
Gasoline	$35.8	3.3%	$40.8	3.7%
Diesel	29.6	2.7%	31.0	2.8%
Jet fuel	6.5	0.6%	5.3	0.5%
Asphalt, heavy fuel oils and other	42.9	4.0%	51.3	4.7%
Renewable fuels	204.4	19.0%	177.7	16.1%
Total	$319.2	29.6%	$306.1	27.8%

Performance Brands:	$79.7	7.4%	$80.3	7.3%

Consolidated sales	$1,078.0	100.0%	$1,100.4	100.0%

The following table sets forth the major product category sales for each segment for the nine months ended September 30, 2025 and 2024 (dollars in millions):

	Nine Months Ended September 30,
	2025		2024

Specialty Products and Solutions:
Lubricating oils	$576.0	18.6%	$598.1	18.5%
Solvents	303.9	9.8%	318.0	9.8%
Waxes	115.4	3.7%	117.9	3.6%
Fuels, asphalt and other by-products	961.8	31.0%	1,107.8	34.2%
Total	$1,957.1	63.1%	$2,141.8	66.1%
Montana/Renewables:
Gasoline	$101.8	3.3%	$110.0	3.4%
Diesel	79.4	2.6%	87.9	2.7%
Jet fuel	15.4	0.5%	14.8	0.5%
Asphalt, heavy fuel oils and other	123.5	4.0%	118.5	3.7%
Renewable fuels	578.8	18.7%	510.8	15.7%
Total	$898.9	29.1%	$842.0	26.0%

Performance Brands:	$242.5	7.8%	$256.1	7.9%

Consolidated sales	$3,098.5	100.0%	$3,239.9	100.0%

Major Customers

During the three and nine months ended September 30, 2025 and 2024, the Company had no customer that represented 10% or greater of consolidated sales.

Major Suppliers

During the three and nine months ended September 30, 2025, the Company had four suppliers that supplied approximately 88.0% and 88.2%, respectively, of its crude oil supply. During the three and nine months ended September 30, 2024, the Company had three suppliers that supplied approximately 90.8% and 83.8%, respectively, of its crude oil supply.

12. Income Taxes

Calumet, Inc. is a corporation and is subject to U.S. federal and state income taxes. Income taxes are accounted for under the asset and liability method. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards, using enacted tax rates in effect for the taxing jurisdiction in which the Company operates for the year in which those temporary differences are expected to be recovered or settled. The Company recognizes the financial statement effects of a tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination. Net deferred tax assets are then reduced by a valuation allowance if the Company believes it is more likely than not such net deferred tax assets will not be realized. The Company assessed the realizability of the deferred tax assets (“DTAs”) and concluded that a full valuation allowance for the net DTAs is deemed appropriate as the DTAs, except for as described below, is deemed appropriate as the DTAs were not more likely than not to be realized under relevant accounting standards.

During the quarter ended September 30, 2025, the Company reassessed the realizability of its deferred tax assets from previously unutilized clean fuel production credits (“CFPCs”). As a result of the successful monetization of a portion of these credits through a third-party sale under Section 6418 of the Internal Revenue Code, the Company obtained sufficient positive evidence to support the realization of certain deferred tax assets that were previously subject to a valuation allowance. Accordingly, the Company reversed the valuation allowance, resulting in a corresponding income tax benefit recognized in the unaudited condensed consolidated statements of operations. The reversal reflects management’s updated assessment that it is more likely than not that the related deferred tax assets will be realized based on the availability of a reliable monetization for the credits and the receipt of proceeds from the sale transaction in September 2025.

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

Sale of Transferable Tax Credits

In September 2025, the Company sold $25.0 million in transferable non-refundable tax credits. The Company does not expect any material recapture risk associated with the credits sold, and no contingent liabilities have been recorded as of the reporting date.

Income Tax Expense

Income tax benefit for the three and nine months ended September 30, 2025, was $41.4 million and $40.8 million, respectively. Income tax expense for the three and nine months ended September 30, 2024, was $0.7 million and $1.4 million, respectively.  The effective tax rate for the three and nine months ended September 30, 2025, was 15.2% and 109.4%, respectively. The effective tax rate for the three and nine months ended September 30, 2024, was (0.7)% and (0.8)%, respectively. Prior to the Conversion on July 10, 2024, the Partnership was not subject to U.S. federal income tax whereas following the Conversion, the Company is generally subject to U.S. federal income tax as a corporation. The lower effective tax rate compared to the statutory tax rates is primarily related to the valuation allowance that offsets the deferred tax benefit that would otherwise be recorded.

One Big Beautiful Bill Act

On July 4, 2025, the United States Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill Act (the "OBBB"). The OBBB contains several changes to corporate taxation.  The Company has assessed the impacts of the OBBB, the provisions that impact us the most are the following:

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

We have evaluated the effects of the legislation on our financial position, results of operations or liquidity in the future; the effects of OBBB will not have a material impact on our financial position, results of operations and liquidity in 2025.

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

As of September 30, 2025 and December 31, 2024, respectively, MRHL and MRL were the only unrestricted subsidiaries of the Company. In accordance with the indentures governing the Company’s outstanding senior notes, the following tables set forth certain financial information of (i) the Company and its restricted subsidiaries, on a combined basis, (ii) the Company’s unrestricted subsidiaries, on a combined basis, and (iii) the Company and its subsidiaries, on a consolidated basis, in each case, as of September 30, 2025 and December 31, 2024, respectively (dollars in millions):

	Parent
	Company and
	Restricted	Unrestricted		Consolidated
September 30, 2025	Subsidiaries	Subsidiaries	Eliminations	Total
Cash and cash equivalents	$8.6	$86.0	$—	$94.6
Restricted cash	$—	$80.0	$—	$80.0
Accounts receivable - trade	$247.4	$16.5	$—	$263.9
Accounts receivable - other	$14.8	$—	$—	$14.8
Inventory	$346.9	$53.2	$—	$400.1
Prepaid expenses and other current assets	$21.5	$5.2	$—	$26.7
Property, plant and equipment, net	$652.1	$709.9	$—	$1,362.0
Other noncurrent assets, net	$465.5	$26.3	$—	$491.8
Accounts payable	$259.1	$336.6	$(297.0)	$298.7
Accrued interest payable	$28.9	$—	$—	$28.9
Accrued salaries, wages and benefits	$66.1	$—	$—	$66.1
Current portion of RINs obligation	$133.0	$—	$—	$133.0
Other current liabilities	$92.4	$2.0	$—	$94.4
Current portion of long-term debt	$155.1	$0.1	$—	$155.2
Other long-term liabilities	$257.3	$2.6	$—	$259.9
Long-term debt, less current portion	$1,361.6	$883.6	$(97.8)	$2,147.4
Redeemable noncontrolling interest	$—	$245.6	$—	$245.6
Stockholders' equity	$(45.0)	$(493.4)	$(156.9)	$(695.3)

	Parent
	Company and
	Restricted	Unrestricted		Consolidated
December 31, 2024	Subsidiaries	Subsidiaries	Eliminations	Total
Cash and cash equivalents	$8.9	$29.2	$—	$38.1
Restricted cash	$—	$7.8	$—	$7.8
Accounts receivable - trade	$219.2	$22.5	$—	$241.7
Accounts receivable - other	$24.5	$11.9	$—	$36.4
Inventory	$379.9	$36.4	$—	$416.3
Prepaid expenses and other current assets	$20.5	$5.2	$—	$25.7
Property, plant and equipment, net	$688.2	$750.6	$—	$1,438.8
Other noncurrent assets, net	$539.4	$14.0	$—	$553.4
Accounts payable	$279.5	$484.3	$(443.0)	$320.8
Accrued interest payable	$44.4	$1.0	$—	$45.4
Accrued salaries, wages and benefits	$94.7	$—	$—	$94.7
Obligations under inventory financing agreements	$—	$32.0	$—	$32.0
Current portion of RINs obligation	$245.4	$—	$—	$245.4
Other current liabilities	$85.1	$4.7	$—	$89.8
Current portion of long-term debt	$16.4	$19.1	$—	$35.5
Other long-term liabilities	$295.4	0.8	$—	$296.2
Long-term debt, less current portion	$1,646.7	$516.0	$(98.0)	$2,064.7
Redeemable noncontrolling interest	$—	$245.6	$—	$245.6
Stockholders' equity	$(249.7)	$(425.9)	$(36.3)	$(711.9)

The following table sets forth certain financial information of the Company’s unrestricted subsidiaries, on a combined basis, for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Sales	$204.3	$177.7	$578.8	$510.9
Cost of sales	245.8	180.9	672.2	544.3
Gross profit (loss)	(41.5)	(3.2)	(93.4)	(33.4)
Operating costs and expenses:
General and administrative	2.2	6.9	20.7	20.3
Other operating expense	1.7	4.0	3.6	6.8
Operating loss	(45.4)	(14.1)	(117.7)	(60.5)

Other income (expense):
Interest expense	(18.8)	(25.9)	(61.7)	(72.4)
Gain (loss) on derivative instruments	—	(1.6)	(5.6)	4.3
Debt extinguishment costs	0.1	—	(47.5)	—
Other income	1.6	0.1	4.3	0.6
Total other expense	(17.1)	(27.4)	(110.5)	(67.5)
Net loss before income taxes	(62.5)	(41.5)	(228.2)	(128.0)
Income tax benefit	(40.1)	—	(40.1)	—
Net loss	$(22.4)	$(41.5)	$(188.1)	$(128.0)

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

The redeemable noncontrolling interest in MRHL is reflected as temporary equity in the unaudited condensed consolidated balance sheets due to the redemption features described above and included a balance of $245.6 million as of September 30, 2025 and December 31, 2024, respectively, which represents the amount recorded for the Preferred Units at their issuance date fair value, net of issuance costs. As of the reporting date, there are no triggering, change of control, early redemption or monetization events that are probable that would require us to revalue the Preferred Units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The historical unaudited condensed consolidated financial statements included in this Quarterly Report reflect all of the assets, liabilities and results of operations of Calumet, Inc. (“Calumet,” the “Company,” “we,” “our,” or “us”). The following discussion analyzes the financial condition and results of operations of the Company for the three and nine months ended September 30, 2025. Stockholders should read the following discussion and analysis of our financial condition and results of operations in conjunction with our 2024 Annual Report and our historical unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report.

Overview

We manufacture, formulate and market a diversified slate of specialty branded products and renewable fuels to customers across a broad range of consumer-facing and industrial markets. We are headquartered in Indianapolis, Indiana and operate twelve facilities throughout North America.

Our operations are managed using the following reportable segments: Specialty Products and Solutions; Performance Brands; Montana/Renewables; and Corporate. For additional information, see Note 11 — “Segments and Related Information” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.” In our Specialty Products and Solutions segment, we manufacture and market a wide variety of solvents, waxes, customized lubricating oils, white oils, petrolatums, gels, esters, and other products. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for consumer-facing and industrial products. In our Performance Brands segment, we blend, package and market high performance products through our Royal Purple, Bel-Ray, and TruFuel brands. Our Montana/Renewables segment is comprised of two facilities — renewable fuels and specialty asphalt. At our Great Falls renewable fuels facility, we process a variety of geographically advantaged renewable feedstocks into renewable diesel, sustainable aviation fuel, renewable hydrogen, renewable natural gas, renewable propane, and renewable naphtha that are distributed into renewable markets in the western half of North America. At our Montana specialty asphalt facility, we process Canadian crude oil into conventional gasoline, diesel, jet fuel and specialty grades of asphalt, with production sized to serve local markets. Our Corporate segment primarily consists of general and administrative expenses not allocated to the Specialty Products and Solutions, Performance Brands or Montana/Renewables segments.

Recent Developments

One Big Beautiful Bill Act

On July 4, 2025, the United States Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill Act (the “OBBB”). The OBBB contains several changes to corporate taxation.  The Company has assessed the impacts of the OBBB, the provisions that impact us the most are the following:

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

We have evaluated the effects of the legislation on our financial position, results of operations or liquidity in the future; the effects of OBBB will not have a material impact on our financial position, results of operations and liquidity in 2025.

Sale and Leaseback Transaction

On July 25, 2025, Calumet Shreveport Refining, LLC (“Calumet Shreveport”), a subsidiary of the Company, entered into a Property Schedule No. 2 (“Property Schedule No. 2”) with Stonebriar, which supplements the Master Lease Agreement, dated as of February 12, 2021 (together with Property Schedule No. 2, the “Lease Agreement”), among Calumet Shreveport and Stonebriar. The Lease Agreement relates to a sale and leaseback transaction (the “Shreveport Terminal Asset Financing Arrangement”) whereby Calumet Shreveport sold and leased back certain of its property comprising the Shreveport refinery fuels terminal, truck rack and related piping and equipment for consideration of approximately $120.0 million. The assets sold and leased back do not include any fuels or specialty production inventory. The Lease Agreement has a seven-year term and requires Calumet Shreveport to make monthly rental payments of approximately $1.8 million, which represents a cost of capital of approximately 10.75% per year. The Lease Agreement provides that, subject to certain conditions, Calumet Shreveport may terminate the lease and repurchase the leased assets after a term of six years for consideration of approximately $42.0 million. Concurrently with Calumet Shreveport’s entry into the Lease Agreement, the Company reaffirmed a Continuing Guaranty in favor of Stonebriar, pursuant to which the Company guarantees to Stonebriar the performance of Calumet Shreveport’s obligations under the Lease Agreement.

Concurrently with the entry into the Lease Agreement, Calumet Shreveport and Stonebriar terminated Property Schedule No. 1, dated as of February 12, 2021 (“Property Schedule No. 1”), among Calumet Shreveport and Stonebriar. The Company applied approximately $40.0 million of the proceeds of the Shreveport Terminal Asset Financing Arrangement to pay all of Calumet Shreveport’s outstanding obligations under Property Schedule No. 1.

11.00% Senior Notes due 2026

On May 24, 2025, Calumet Specialty Products Partners, L.P. and Calumet Finance Corp. (collectively, the “Issuers”) partially redeemed $150.0 million aggregate principal amount of the outstanding 11.00% Senior Notes due 2026 (the “2026 Notes”) at a redemption price of par, plus accrued and unpaid interest to, but not including, the redemption date.

On August 12, 2025, the Issuers partially redeemed $80.0 million aggregate principal amount of the outstanding 2026 Notes at a redemption price of par, plus accrued and unpaid interest to, but not including, the redemption date.

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

U.S. Department of Energy Facility

On January 10, 2025, MRL and the DOE, as guarantor and loan servicer, executed the DOE Loan for a $1.44 billion guaranteed loan facility to fund the construction and expansion of the renewable fuels facility owned by MRL. The loan guarantee is structured in two tranches, with the first tranche of approximately $781.8 million disbursed on February 18, 2025 (the “Funding Date”) to fund eligible expenses previously incurred by MRL. MRL has the ability to draw additional tranches of up to $658.0 million through a delayed draw construction facility from the beginning of construction in 2025 through the anticipated completion of the MaxSAFTM project in 2028, which includes a series of discrete, modular projects to enhance MRL’s SAF capacity. Under the MaxSAFTM project, we are planning to increase SAF capacity to approximately 150 million gallons per year within two years and approximately 300 million gallons at the completion of the project. The second tranche under the DOE Loan is subject to the achievement of certain milestone conditions. As a result, we can provide no assurance on the funding of the second tranche under the DOE Loan. Borrowings under the DOE Loan are obligations of our unrestricted subsidiaries MRL and MRHL solely, and are non-recourse to the Company and its restricted subsidiaries. As of September 30, 2025, the Company has capitalized $23.7 million of accrued interest into the principal balance of the DOE loan in accordance with the terms of the agreement which allows capitalization of up to $232.8 million of interest. Interest expense is calculated based on the total principal balance including any capitalized interest.

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

Refer to Note 7 — “Long-Term Debt” for further information regarding the MRL Asset Financing Arrangements, the MRL Term Loan Credit Agreement and MRL Revolving Credit Agreement. Refer to Note 6 — “Inventory Financing Agreements” for further information regarding the MRL Supply and Offtake Agreement.

Third Quarter 2025 Update

Outlook and Trends

During the third quarter of 2025, our business benefited from improvement in commodity margins relative to the second quarter and continued strength in specialty margins. Demand for our products remains strong across the enterprise. Our Specialty Products & Solutions segment achieved a quarterly production record during the third quarter of 2025, as we continue to benefit from enhanced operational performance following the capital investments we have made over the past few years on projects designed to improve asset reliability. Also, our Montana Renewables facility continued to outperform its operational cost target of $0.70 per gallon.

In our Specialties Products and Solutions and Performance Brands segments, we continue to benefit from an attractive specialty product margin environment. Compared to the second quarter, our fuels and asphalt business benefitted from improved commodity margins. Demand for our products in these businesses remained strong in comparison to historical averages and we continue to leverage the benefits of our fully integrated specialty business in this market. We expect the current margin environment for both specialty products and fuel based products to continue into the fourth quarter of 2025, offset by normal seasonal weakness.

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

Our Montana specialty asphalt facility continues to be favorably impacted as a result of our strategic location and timely export of wholesale volumes, as well as the retail asphalt and paving season. These improvements were offset by tighter WCS-WTI differentials in comparison to historical averages. The facility remains strategically advantaged due to its local access to cost-advantaged Canadian conventional crude oil, while producing additional fuels and refined products for delivery into the regional market. Due to its strategic location and logistical capabilities, we believe that our Montana specialty asphalt facility is well-positioned to continue to serve long-standing customers in the regional market.

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

Contingencies

For a summary of litigation and other contingencies, refer to Note 5 — “Commitments and Contingencies” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.” Based on information available to us at the present time, we do not believe that any liabilities beyond the amounts already accrued, which may result from these contingencies, will have a material adverse effect on our liquidity, financial condition or results of operations.

Financial Results

We reported net income of $313.4 million in the third quarter 2025 versus a net loss of $100.6 million in the third quarter 2024. We reported Adjusted EBITDA (as defined in Note 11 — “Segments and Related Information” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements”) of $69.6 million in the third quarter 2025 versus $59.8 million in the third quarter 2024. We generated cash from operating activities of $23.5 million in the third quarter 2025 versus using cash from operating activities of $15.5 million in the third quarter of 2024.

Refer to Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for a reconciliation of EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes to Net income (loss), our most directly comparable financial performance measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”).

Specialty Products and Solutions segment Adjusted EBITDA was $80.2 million in the third quarter 2025 versus $50.7 million in the third quarter 2024. Compared to the third quarter of 2024, Specialty Products and Solutions third quarter 2025 segment Adjusted EBITDA was favorably impacted by higher fuels margins and record operational production.

Montana/Renewables segment Adjusted EBITDA with Tax Attributes was $17.1 million in the third quarter 2025 versus $14.6 million in the third quarter 2024. Our Montana specialty asphalt business was favorably impacted as a result of timely export of wholesale volumes as well as a strong retail asphalt and paving season. The segment as a whole has sustained the favorable benefit of operating cost improvements, highlighted by the significant cost reductions for wash water and process materials as a result of improving certain operating unit efficiency at both our Montana Renewables facility and legacy Montana specialty asphalt facility. Montana/Renewables segment Adjusted EBITDA with Tax Attributes was affected by the phase out of the Blender’s Tax Credit (“BTC”) and the introduction of the Section 45Z Clean Fuel Production Tax Credit (“PTC”). While the BTC provided for a static credit of approximately $1.00 per gallon on renewable diesel and SAF sales, the value of the PTC is a variable function of feedstock carbon intensity measures. The estimated value of the PTCs we generated in the third quarter of 2025 was approximately $0.50 per gallon.

Performance Brands segment Adjusted EBITDA was $13.2 million in the third quarter 2025 versus $13.6 million in the third quarter 2024. The change primarily reflects the divestiture of the Royal Purple Industrial (“RPI”) business at the end of the first quarter of 2025. As a result, third quarter 2025 results do not include contributions from the RPI business. Results in our Performance Brands segment were favorably impacted from the strong volume growth across high performance products, in particular our TruFuel product line and our integrated Bel-Ray and private label industrial businesses. This segment continues to benefit from strong unit margins, reflective of stabilized input costs in our branded and consumer markets.

Total Corporate costs represented a loss of $18.0 million of Adjusted EBITDA in the third quarter 2025 versus a loss of $19.1 million of Adjusted EBITDA in the third quarter 2024.

Liquidity Update

As of September 30, 2025, we had total liquidity of $384.4 million comprised of $94.6 million of unrestricted cash, $80.0 million of restricted cash and $209.8 million of availability under our credit facilities. As of September 30, 2025, our revolving credit facilities had a $448.8 million borrowing base, $71.4 million in outstanding standby letters of credit and $167.6 million of outstanding borrowings. We believe we will continue to have sufficient liquidity from cash on hand, projected cash flow from operations, borrowing capacity and other means by which to meet our financial commitments, debt service obligations, contingencies, and anticipated capital expenditures for at least the next 12 months. Refer to Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information.

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

During the third quarter 2025, we recorded an accrued benefit of $333.3 million for RIN in cost of sales in the unaudited condensed statements of operations, as compared to an accrued expense of $42.8 million for RINs in the third quarter 2024. Our gross RINs Obligation, which includes RINs that are required to be secured through either our own blending or through the purchase of RINs in the open market, is spread across four compliance categories (D3, D4, D5 and D6). The gross RINs obligations may be satisfied by our own renewables blending, RIN purchases, or receipt of small refinery exemptions.

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

Our primary raw materials are crude oil, renewable feedstocks, and other specialty feedstocks, and our primary outputs are specialty consumer-facing and industrial products, specialty branded products, fuel products, and renewable fuel products. The prices of crude oil, specialty products, fuel products, and renewable fuel products are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of factors beyond our control. We monitor these risks and from time-to-time enter into derivative instruments designed to help mitigate the impact of commodity price fluctuations on our business. The primary purpose of our commodity risk management activities is to economically hedge our cash flow exposure to commodity price risk. We also may hedge when market conditions exist that we believe to be out of the ordinary and particularly supportive of our financial goals. We enter into derivative contracts for future periods in quantities that do not exceed our projected purchases of crude oil and natural gas and sales of fuel and renewable fuel products. Refer to Note 8 — “Derivatives” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.

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

Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

Production Volume. The following table sets forth information about our continuing operations after giving effect to the elimination of all intercompany activity. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased blendstocks such as ethanol and specialty blendstocks, as well as the resale of crude oil.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change

	(In bpd)			(In bpd)
Total sales volume (1)	91,605	92,275	(0.7)%	88,662	88,720	(0.1)%
Facility production:
Specialty Products and Solutions:
Lubricating oils	11,803	12,118	(2.6)%	11,705	11,703	—%
Solvents	8,120	7,731	5.0%	7,876	7,527	4.6%
Waxes	1,650	1,324	24.6%	1,374	1,403	(2.1)%
Fuels, asphalt and other by-products	43,130	38,004	13.5%	37,382	35,245	6.1%
Total Specialty Products and Solutions	64,703	59,177	9.3%	58,337	55,878	4.4%
Montana/Renewables:
Gasoline	3,639	3,516	3.5%	3,520	3,521	—%
Diesel	2,766	2,808	(1.5)%	2,675	2,805	(4.6)%
Jet fuel	696	483	44.1%	576	517	11.4%
Asphalt, heavy fuel oils and other	4,094	4,046	1.2%	3,919	4,090	(4.2)%
Renewable fuels	11,187	11,488	(2.6)%	11,059	10,513	5.2%
Total Montana/Renewables	22,382	22,341	0.2%	21,749	21,446	1.4%

Performance Brands	1,583	1,787	(11.4)%	1,621	1,755	(7.6)%

Total facility production	88,668	83,305	6.4%	81,707	79,079	3.3%
(1)	Total sales volume includes sales from the production at our facilities and certain third-party facilities pursuant to supply and/or processing agreements, sales of inventories and the resale of crude oil to third-party customers. Total sales volume includes the sale of purchased blendstocks.

The following table reflects our unaudited condensed consolidated results of operations and includes the non-GAAP financial measures EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes. For a reconciliation of EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes to Net income (loss), our most directly comparable financial performance measure calculated and presented in accordance with GAAP, refer to “— Non-GAAP Financial Measures.”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In millions)
Sales	$1,078.0	$1,100.4	$3,098.5	$3,239.9
Cost of sales	704.3	1,095.5	2,849.8	3,092.7
Gross profit	373.7	4.9	248.7	147.2
Operating costs and expenses:
Selling	10.9	14.9	35.4	43.7
General and administrative	31.4	40.2	84.6	101.0
(Gain) loss on sale of business	6.4	—	(55.8)	—
Other operating expense	2.1	6.9	11.3	17.1
Operating income (expense)	322.9	(57.1)	173.2	(14.6)
Other income (expense):
Interest expense	(53.6)	(57.7)	(165.0)	(175.3)
Debt extinguishment costs	0.5	—	(47.2)	(0.3)
Gain (loss) on derivative instruments	(1.5)	15.2	(4.4)	9.6
Other (income) expense	3.7	(0.3)	6.1	0.7
Total other expense	(50.9)	(42.8)	(210.5)	(165.3)
Net income (loss) before income taxes	272.0	(99.9)	(37.3)	(179.9)
Income tax (benefit) expense	(41.4)	0.7	(40.8)	1.4
Net income (loss)	$313.4	$(100.6)	$3.5	$(181.3)
EBITDA	$365.2	$(6.5)	$241.1	$103.5
Adjusted EBITDA	$69.6	$59.8	$162.8	$162.7
Adjusted EBITDA with Tax Attributes	$92.5	$59.8	$224.0	$162.7

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

The definition of Adjusted EBITDA presented in this Quarterly Report is similar to the calculation of “Consolidated Cash Flow” contained in the indentures governing our Senior Notes (as defined in this Quarterly Report) and the calculation of “Consolidated EBITDA” contained in the Credit Agreement. We are required to report Consolidated Cash Flow to the holders of our Senior Notes and Consolidated EBITDA to the lenders under our revolving credit facility, and these measures are used by them to determine our compliance with certain covenants governing those debt instruments. Refer to Note 7 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report for additional details regarding the covenants governing our debt instruments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In millions)
Reconciliation of Net income (loss) to EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes
Net income (loss)	$313.4	$(100.6)	$3.5	$(181.3)
Add:
Interest expense	53.6	57.7	165.0	175.3
Depreciation and amortization	39.6	35.7	113.4	108.1
Income tax (benefit) expense	(41.4)	0.7	(40.8)	1.4
EBITDA	$365.2	$(6.5)	$241.1	$103.5
Add:
LCM / LIFO loss	$5.1	$9.4	$3.1	$8.9
Unrealized gain on derivative instruments	(2.0)	(13.6)	(9.1)	(52.3)
Debt extinguishment costs	(0.5)	—	47.2	0.3
Amortization of turnaround costs	11.1	9.6	31.9	28.5
(Gain) loss on sale of business	6.4	—	(55.8)	—
RINs incurrence (gain) expense	(303.1)	10.0	(257.4)	24.5
RINs mark-to-market (gain) loss	(20.8)	32.8	145.1	(26.1)
Equity-based compensation and other items	9.5	7.0	6.1	4.4
Other non-recurring (income) expenses (1)	(5.3)	12.1	2.1	72.1
Noncontrolling interest adjustments	4.0	(1.0)	8.5	(1.1)
Adjusted EBITDA	$69.6	$59.8	$162.8	$162.7
Tax attributes (2)	22.9	—	61.2	—
Adjusted EBITDA with Tax Attributes	$92.5	$59.8	$224.0	$162.7
(1)	For the nine months ended September 30, 2024, other non-recurring expenses included a $56.2 million realized loss on derivatives related to the embedded derivatives for our inventory financing arrangements.
(2)	Tax attribute amounts reflect 100% of the notional value of Production Tax Credits generated for each respective period presented less any discounts on the sale of PTCs. The PTCs can be realized by applying the credits to the Company’s tax expense or sold in a secondary market at a discounted rate.

The following table presents a reconciliation of Montana/Renewables Segment Net income (loss), our most directly comparable GAAP financial performance measure to Montana/Renewables Segment Adjusted EBITDA and Montana/Renewables Segment Adjusted EBITDA with Tax Attributes for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In Millions)
	(Unaudited)
Reconciliation of Montana/Renewables Segment Net income (loss) to Segment Adjusted EBITDA and Segment Adjusted EBITDA with Tax Attributes:
Montana/Renewables Segment Net income (loss)	$103.7	$(49.9)	$(124.6)	$(127.5)
Add:
Depreciation and amortization	$27.9	$25.5	$84.0	$76.3
LCM / LIFO (gain) loss	2.0	4.4	(5.0)	6.8
Interest expense	15.4	15.7	48.8	48.7
Debt extinguishment costs	(0.1)	—	47.5	—
RINs incurrence (gain) expense	(110.2)	1.9	(98.8)	4.1
RINs mark-to-market (gain) loss	(4.1)	10.2	45.7	(9.2)
Other non-recurring (income) expenses	(4.3)	7.8	3.9	11.8
Equity-based compensation and other items	—	—	5.6	—
Income tax (benefit) expense	(40.1)	—	(40.1)	—
Noncontrolling interest adjustments	4.0	(1.0)	8.5	(1.1)
Montana/Renewables Segment Adjusted EBITDA	$(5.8)	$14.6	$(24.5)	$9.9
Tax attributes (1)	22.9	—	61.2	—
Montana/Renewables Segment Adjusted EBITDA with Tax Attributes	$17.1	$14.6	$36.7	$9.9
(1)	Tax attribute amounts reflect 100% of the notional value of Production Tax Credits generated for each respective period presented less any discounts on the sale of PTCs. The PTCs can be realized by applying the credits to the Company’s tax expense or sold in a secondary market at a discounted rate.

Changes in Results of Operations for the Three Months Ended September 30, 2025 and 2024

Sales. Sales decreased $22.4 million, or 2.0%, to $1,078.0 million in the three months ended September 30, 2025, from $1,100.4 million in the same period in 2024. Sales for each of our principal product categories in these periods were as follows:

	Three Months Ended September 30,
	2025	2024	% Change

	(In millions, except barrel and per barrel data)
Sales by segment:
Specialty Products and Solutions:
Lubricating oils	$183.5	$192.5	(4.7)%
Solvents	97.7	106.1	(7.9)%
Waxes	37.0	38.8	(4.6)%
Fuels, asphalt and other by-products (1)	360.9	376.6	(4.2)%
Total Specialty Products and Solutions	$679.1	$714.0	(4.9)%
Total Specialty Products and Solutions sales volume (in barrels)	5,992,000	5,965,000	0.5%
Average Specialty Products and Solutions sales price per barrel	$113.33	$119.70	(5.3)%
Montana/Renewables:
Gasoline	$35.8	$40.8	(12.3)%
Diesel	29.6	31.0	(4.5)%
Jet Fuel	6.5	5.3	22.6%
Asphalt, heavy fuel oils and other (2)	42.9	51.3	(16.4)%
Renewable fuels	204.4	177.7	15.0%
Total Montana/Renewables	$319.2	$306.1	4.3%
Total Montana/Renewables sales volume (in barrels)	2,287,000	2,370,000	(3.5)%
Average Montana/Renewables sales price per barrel	$139.57	$129.16	8.1%
Performance Brands:
Total Performance Brands (3)	$79.7	$80.3	(0.7)%
Total Performance Brands sales volume (in barrels)	149,000	156,000	(4.5)%
Average Performance Brands sales price per barrel	$534.90	$514.74	3.9%

Total sales	$1,078.0	$1,100.4	(2.0)%
Total sales volume (in barrels)	8,428,000	8,491,000	(0.7)%
(1)	Represents (a) by-products, including fuels and asphalt, produced in connection with the production of specialty products at the Princeton and Cotton Valley facilities and Dickinson and Karns City facilities, (b) polyolester synthetic lubricants produced at the Missouri facility, and (c) fuels products produced at the Shreveport facility.
(2)	Represents asphalt, heavy fuel oils and other products produced in connection with the production of fuels at the Great Falls specialty asphalt facility.
(3)	Represents packaged and synthetic specialty products at the Royal Purple, Bel-Ray and Calumet Packaging facilities.

The components of the $34.9 million decrease in Specialty Products and Solutions segment sales for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, were as follows:

Dollar Change
(In millions)
Volume	$3.3
Sales price	(38.2)
Total Specialty Products and Solutions segment sales decrease	$(34.9)

Specialty Products and Solutions segment sales decreased period over period, primarily driven by a decrease in crude oil prices compared to the prior period. This impact was partially offset by an increase in volumes as a result of a strong market.

The components of the $13.1 million increase in Montana/Renewables segment sales for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, were as follows:

Dollar Change
(In millions)
Sales price	$23.8
Volume	(10.7)
Total Montana/Renewables segment sales increase	$13.1

Montana/Renewables segment sales increased primarily due to higher renewable fuels product prices at our Montana Renewables facility during the current quarter compared to the prior period. This impact was partially offset by lower pipeline crude sales volumes at our Montana specialty asphalt facility.

The components of the $0.6 million decrease in Performance Brands segment sales for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, were as follows:

Dollar Change
(In millions)
Volume	$(3.3)
Sales price	2.7
Total Performance Brands segment sales decrease	$(0.6)

Performance Brands segment sales decreased primarily due to lower sales volumes as a result of the divestiture of the Royal Purple Industrial business.

Gross Profit. Gross profit increased $368.8 million to gross profit of $373.7 million in the three months ended September 30, 2025, from gross profit of $4.9 million in the same period in 2024. Gross profit (loss) for our business segments were as follows:

	Three Months Ended September 30,
	2025	2024	% Change

	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty Products and Solutions:
Gross profit	$276.3	$2.3	11,913.0%
Percentage of sales	40.7%	0.3%	40.4%
Specialty Products and Solutions gross profit per barrel	$46.11	$0.39	11,723.5%
Montana/Renewables:
Gross profit (loss)	$78.9	$(20.1)	(492.5)%
Percentage of sales	24.7%	(6.6)%	31.3%
Montana/Renewables gross profit (loss) per barrel	$34.50	$(8.48)	(506.8)%
Performance Brands:
Gross profit	$18.5	$22.7	(18.5)%
Percentage of sales	23.2%	28.3%	(5.1)%
Performance Brands gross profit per barrel	$124.16	$145.51	(14.7)%

Total gross profit	$373.7	$4.9	7,526.5%
Percentage of sales	34.7%	0.4%	34.3%

The components of the $274.0 million increase in Specialty Products and Solutions segment gross profit for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, were as follows:

Dollar Change
(In millions)
Three months ended September 30, 2024 reported gross profit	$2.3
Cost of materials	67.5
LCM / LIFO inventory adjustments	2.7
Volumes	0.6
Operating costs	(6.0)
RINs expense	247.4
Sales price	(38.2)
Three months ended September 30, 2025 reported gross profit	$276.3

The increase in Specialty Products and Solutions segment gross profit for the three months ended September 30, 2025 as compared to the same period in 2024, was primarily due to the de-recognition of the RINs Obligation on the Company’s balance sheet for the SRE exemptions received by EPA in August 2025. The favorable margin impact was the result of higher commodity margins, coupled with lower crude oil costs, during the current quarter. Refer to Note 2 — “Summary of Significant Accounting Policies” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information related to our accounting for RINs.

The components of the $99.0 million increase in Montana/Renewables segment gross profit for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, were as follows:

Dollar Change
(In millions)
Three months ended September 30, 2024 reported gross profit (loss)	$(20.1)
Cost of materials	(64.7)
LCM / LIFO inventory adjustments	2.3
Volumes	(2.2)
RINs expense	128.6
Operating costs	11.2
Sales price	23.8
Three months ended September 30, 2025 reported gross profit	$78.9

The increase in Montana/Renewables segment gross profit for the three months ended September 30, 2025, as compared to the same period in 2024, was primarily due to the de-recognition of the RINs Obligation on the Company’s balance sheet for the SRE exemptions received by EPA in August 2025. The unfavorable impact associated with cost of materials was primarily the result of the regulatory change from BTC to PTC. In the prior year period, Montana Renewables’ cost of materials benefited approximately $1.00 per gallon from the BTC, whereas this benefit is reduced to zero in the current period, as the PTC is accounted for as a deferred tax asset and not recognized in cost of sales. Our Montana specialty asphalt business was favorably impacted by the continued export of wholesale volumes and improvements in crack spreads. The segment as a whole benefited from continued focus on operating cost efficiency, highlighted by the significant cost reductions for wash water and process materials as a result of improving certain operating unit efficiency at both our Montana Renewables facility and legacy Montana specialty asphalt facility. Refer to Note 2 — “Summary of Significant Accounting Policies” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information related to our accounting for RINs.

The components of the $4.2 million decrease in Performance Brands segment gross profit for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, were as follows:

Dollar Change
(In millions)
Three months ended September 30, 2024 reported gross profit	$22.7
Sales price	2.7
Operating costs	(2.5)
LCM / LIFO inventory adjustments	(0.9)
Volume	(1.2)
Cost of materials	(2.3)
Three months ended September 30, 2025 reported gross profit	$18.5

Performance Brands segment gross profit for the three months ended September 30, 2025, as compared to the same period in 2024, was essentially flat, after adjusting for the divestiture of the RPI business. This reflects strong unit margins, supported by stabilized input costs in our branded and consumer markets.

Changes in Results of Operations for the Nine Months Ended September 30, 2025 and 2024

Sales. Sales decreased $141.4 million, or 4.4%, to $3,098.5 million in the nine months ended September 30, 2025, from $3,239.9 million in the same period in 2024. Sales for each of our principal product categories in these periods were as follows:

	Nine Months Ended September 30,
	2025	2024	% Change

	(In millions, except barrel and per barrel data)
Sales by segment:
Specialty Products and Solutions:
Lubricating oils	$576.0	$598.1	(3.7)%
Solvents	303.9	318.0	(4.4)%
Waxes	115.4	117.9	(2.1)%
Fuels, asphalt and other by-products (1)	961.8	1,107.8	(13.2)%
Total Specialty Products and Solutions	$1,957.1	$2,141.8	(8.6)%
Total Specialty Products and Solutions sales volume (in barrels)	16,838,000	17,202,000	(2.1)%
Average Specialty Products and Solutions sales price per barrel	$116.23	$124.51	(6.7)%
Montana/Renewables:
Gasoline	$101.8	$110.0	(7.5)%
Diesel	79.4	87.9	(9.7)%
Jet Fuel	15.4	14.8	4.1%
Asphalt, heavy fuel oils and other (2)	123.5	118.5	4.2%
Renewable fuels	578.8	510.8	13.3%
Total Montana/Renewables	$898.9	$842.0	6.8%
Total Montana/Renewables sales volume (in barrels)	6,905,000	6,630,000	4.1%
Average Montana/Renewables sales price per barrel	$130.18	$127.00	2.5%
Performance Brands:
Total Performance Brands (3)	$242.5	$256.1	(5.3)%
Total Performance Brands sales volume (in barrels)	462,000	478,000	(3.3)%
Average Performance Brands sales price per barrel	$524.89	$535.77	(2.0)%

Total sales	$3,098.5	$3,239.9	(4.4)%
Total Specialty Products and Solutions, Montana/Renewables, and Performance Brands sales volume (in barrels)	24,205,000	24,310,000	(0.4)%

(1)	Represents (a) by-products, including fuels and asphalt, produced in connection with the production of specialty products at the Princeton and Cotton Valley facilities and Dickinson and Karns City facilities, (b) polyolester synthetic lubricants produced at the Missouri facility, and (c) fuels products produced at the Shreveport facility.
(2)	Represents asphalt, heavy fuel oils and other products produced in connection with the production of fuels at the Great Falls specialty asphalt facility.
(3)	Represents packaged and synthetic specialty products at the Royal Purple, Bel-Ray and Calumet Packaging facilities.

The components of the $184.7 million decrease in Specialty Products and Solutions segment sales for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, were as follows:

Dollar Change
(In millions)
Sales price	$(139.4)
Volume	(45.3)
Total Specialty Products and Solutions segment sales decrease	$(184.7)

Specialty Products and Solutions segment sales decreased period over period, primarily due to lower crude oil prices in the current year period. Although underlying market demand remained strong, sales volumes were impacted by a planned turnaround at our Shreveport facility and short-term rail provider disruptions that delayed shipments in the current year period.

The components of the $56.9 million increase in Montana/Renewables segment sales for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, were as follows:

Dollar Change
(In millions)
Sales price	$21.9
Volume	35.0
Total Montana/Renewables segment sales increase	$56.9

Montana/Renewables segment sales increased primarily due to higher renewable fuels product prices at our Montana Renewables facility during the current year compared to the prior period. This was coupled with the favorable volumes impact at our Montana specialty asphalt facility as a result of the reduction of feedstock and intermediates inventories in the current period. Strong production at our Montana Renewables facility during the current year period also resulted in a favorable volumes impact.

The components of the $13.6 million decrease in Performance Brands segment sales for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, were as follows:

Dollar Change
(In millions)
Sales price	$(5.0)
Volume	(8.6)
Total Performance Brands segment sales decrease	$(13.6)

Performance Brands segment sales decreased primarily due to lower sales volumes as a result of the divestiture of the Royal Purple Industrial business.

Gross Profit. Gross profit increased $101.5 million, or 69.0%, to gross profit of $248.7 million in the nine months ended September 30, 2025, from gross profit of $147.2 million in the same period in 2024. Gross profit for our business segments were as follows:

	Nine Months Ended September 30,
	2025	2024	% Change

	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty Products and Solutions:
Gross profit	$227.4	$126.7	79.5%
Percentage of sales	11.6%	5.9%	5.7%
Specialty Products and Solutions gross profit per barrel	$13.51	$7.37	83.2%
Montana/Renewables:
Gross profit (loss)	$(41.5)	$(49.6)	(16.3)%
Percentage of sales	(4.6)%	(5.9)%	1.3%
Montana/Renewables gross profit (loss) per barrel	$(6.01)	$(7.48)	(19.7)%
Performance Brands:
Gross profit	$62.8	$70.1	(10.4)%
Percentage of sales	25.9%	27.4%	(1.5)%
Performance Brands gross profit per barrel	$135.93	$146.65	(7.3)%

Total gross profit	$248.7	$147.2	69.0%
Percentage of sales	8.0%	4.5%	3.5%

The components of the $100.7 million increase in Specialty Products and Solutions segment gross profit for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, were as follows:

Dollar Change
(In millions)
Nine months ended September 30, 2024 reported gross profit	$126.7
Cost of materials	180.7
Operating costs	(13.6)
LCM / LIFO inventory adjustments	(4.3)
Volumes	(8.7)
Sales price	(139.4)
RINs expense	86.0
Nine months ended September 30, 2025 reported gross profit	$227.4

The increase in Specialty Products and Solutions segment gross profit for the nine months ended September 30, 2025 as compared to the same period in 2024, was primarily due to the de-recognition of the RINs Obligation on the Company’s balance sheet for the SRE exemptions received by EPA in August 2025. The favorable margin impact was primarily the result of the strengthened commodity margin environment for fuels products, coupled with lower crude oil prices. Refer to Note 2 — “Summary of Significant Accounting Policies” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information related to our accounting for RINs.

The components of the $8.1 million increase in Montana/Renewables segment gross profit for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, were as follows:

Dollar Change
(In millions)
Nine months ended September 30, 2024 reported gross profit (loss)	$(49.6)
Cost of materials	(129.2)
LCM / LIFO inventory adjustments	11.8
Volumes	7.1
RINs expense	57.5
Operating costs	39.0
Sales price	21.9
Nine months ended September 30, 2025 reported gross profit (loss)	$(41.5)

The increase in Montana/Renewables segment gross profit for the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to the de-recognition of the RINs Obligation on the Company’s balance sheet for the SRE exemptions received by EPA in August 2025. The unfavorable impact associated with cost of materials was primarily the result of the regulatory change from BTC to PTC. In the prior year period, Montana Renewables’ cost of materials benefited approximately $1.00 per gallon from the BTC, whereas this benefit is reduced to zero in the current period, as the PTC is accounted for as a deferred tax asset and not recognized in cost of sales. Our Montana specialty asphalt business was favorably impacted by the continued export of wholesale volumes and improvements in crack spreads. The segment as a whole benefited from continued focus on operating cost efficiency, highlighted by the significant cost reductions for wash water and process materials as a result of improving certain operating unit efficiency at both our Montana Renewables facility and legacy Montana specialty asphalt facility. Refer to Note 2 — “Summary of Significant Accounting Policies” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information related to our accounting for RINs.

The components of the $7.3 million decrease in Performance Brands segment gross profit for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, were as follows:

Dollar Change
(In millions)
Nine months ended September 30, 2024 reported gross profit	$70.1
Sales price	(5.0)
Operating costs	(1.8)
LCM / LIFO inventory adjustments	(1.8)
Volume	(3.1)
Cost of materials	4.4
Nine months ended September 30, 2025 reported gross profit	$62.8

The decrease in Performance Brands segment gross profit for the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to the divestiture of the Royal Purple Industrial business in the current year period. This segment continues to benefit from strong unit margins, reflective of stabilized input costs in our branded and consumer markets.

Gain on sale of business. There was a $55.8 million gain on sale of business in the nine months ended September 30, 2025 for the sale of assets related to the industrial portion of our the Royal Purple® business. There was no gain or loss for the sale of a business recorded in the same period in 2024. Refer to Note 2 — “Summary of Significant Accounting Policies” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information related to the sale of assets related to the industrial portion of the Royal Purple® business.

Debt extinguishment costs. There was a $47.2 million expense for debt extinguishment costs in the nine months ended September 30, 2025 related to the repurchase of the equipment associated with the MRL Asset Financing Arrangements, repayment of outstanding loans under the MRL Term Loan Credit Agreement and MRL Revolving Credit Agreement and repayment of outstanding obligations under the MRL Supply and Offtake Agreement. Debt extinguishment expense recorded in the same period in 2024 was a de-minimis amount. Refer to Note 7 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.

Liquidity and Capital Resources

General

The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included under Part II, Item 7 in our 2024 Annual Report. There have been no material changes in that information other than as discussed below. Also, see Note 6 — “Inventory Financing Agreements” and Note 7 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report for additional discussions related to our Supply and Offtake Agreements and our long-term debt.

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

The following table summarizes our primary sources and uses of cash in each of the periods presented:

	Nine Months Ended September 30,
	2025	2024

	(In millions)
Net cash used in operating activities	$(7.6)	$(43.0)
Net cash provided by (used in) investing activities	55.8	(51.7)
Net cash provided by financing activities	80.5	122.3
Net increase in cash, cash equivalents and restricted cash	$128.7	$27.6

Operating Activities. Operating activities used cash of $7.6 million during the nine months ended September 30, 2025 compared to using cash of $43.0 million during the same period in 2024. This change was primarily related to an increase in the cash required for working capital during the current year period.

Investing Activities. Investing activities provided cash of $55.8 million during the nine months ended September 30, 2025 compared to a use of cash of $51.7 million during the same period in 2024. The change is related to the net proceeds received for the sale of the Royal Purple Industrial business in the current year period. Cash expenditures for additions to property, plant and equipment in the current year period were essentially flat in comparison to the prior year.

Financing Activities. Financing activities provided cash of $80.5 million in the nine months ended September 30, 2025 compared to providing cash of $122.3 million during the same period in 2024. The change is primarily due to the borrowings we received in the current year period from the DOE Loan, 2028 Mirror Issuance Notes, and Shreveport Terminal Asset Financing Arrangement, offset by the payments we made in the current year to repay outstanding borrowings under the revolving credit agreement, repurchase the equipment associated with the MRL Asset Financing Arrangements, repay the outstanding loans under the MRL Term Loan Credit Agreement and MRL Revolving Credit Agreement, repay the outstanding obligations under the MRL Supply and Offtake Agreement, and partially redeem the 2026 Notes. Cash provided by financing activities in the prior year period primarily consisted of borrowings under the revolving credit facility and proceeds from the issuance of the 2029 Secured Notes, the impacts of which were partially offset by the repayment of the 2024 Secured Notes.

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

The following table sets forth our capital improvement expenditures, replacement capital expenditures, environmental capital expenditures and turnaround capital expenditures in each of the periods shown (including capitalized interest):

	Nine Months Ended September 30,
	2025	2024

	(In millions)
Capital improvement expenditures	$7.9	$10.1
Replacement capital expenditures	29.8	38.3
Environmental capital expenditures	1.9	3.3
Turnaround capital expenditures	23.3	17.9
Total	$62.9	$69.6

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

Debt and Credit Facilities

As of September 30, 2025, our primary debt and credit instruments consisted of the following:

●	$650.0 million senior secured revolving credit facility maturing in January 2027 (after giving effect to the amendments to our revolving credit facility (the “Credit Facility Amendments”)), subject to borrowing base limitations, with a maximum letter of credit sub-limit equal to $255.0 million, which amount may be increased to 90% of revolver commitments in effect with the consent of the Agent (as defined in the Credit Agreement) (“revolving credit facility”);
●	$124.4 million of 11.00% Senior Notes due 2026 (“2026 Notes”);
●	$325.0 million of 8.125% Senior Notes due 2027 (“2027 Notes”);

●	$325.0 million of 9.75% Senior Notes due 2028 (“2028 Notes”);
●	$100.0 million of 9.75% Senior Notes due 2028 (“2028 Mirror Issuance Notes”);
●	$200.0 million of 9.25% Senior Secured First Lien Notes due 2029 (“2029 Secured Notes”);
●	$805.5 million of borrowings under our DOE Loan;
●	$118.5 million of financing through our Shreveport terminal asset financing arrangement;
●	$26.7 million of financing through our Montana terminal asset financing arrangement; and
●	$143.5 million of financing through our Montana refinery asset financing arrangement.

We were in compliance with all covenants under the debt instruments in place as of September 30, 2025 and believe we have adequate liquidity to conduct our business.

On January 10, 2025, MRL and the U.S. Department of Energy (the “DOE”), as guarantor and loan servicer, executed a Loan Guarantee Agreement (the “DOE Loan”) for a $1.44 billion guaranteed loan facility to fund the construction and expansion of the renewable fuels facility owned by MRL. The loan guarantee is structured in two tranches, with the first tranche of approximately $781.8 million disbursed on February 18, 2025 (the “Funding Date”) to fund eligible expenses previously incurred by MRL. MRL has the ability to draw additional tranches of up to approximately $658.0 million through a delayed draw construction facility. Borrowings under the DOE Loan are obligations of our unrestricted subsidiaries MRL and MRHL solely, and are non-recourse to the Company and its restricted subsidiaries. Refer to Note 7 — “Long-Term Debt” in Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.

On January 16, 2025, the Issuers issued $100.0 million aggregate principal amount of a new series of the Issuers’ 9.75% Senior Notes due 2028 in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act. The 2028 Mirror Issuance Notes were issued at 98% of par for net proceeds of approximately $96.0 million, after deducting the initial purchasers’ discount and estimated offering expenses. The Company used the net proceeds from the offering of the Notes to redeem a portion of the Issuers’ outstanding 2026 Notes on May 24, 2025. Refer to Note 7 — “Long-Term Debt” in Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.

On September 30, 2024, Calumet Montana Refining, LLC (“Calumet Montana”), a subsidiary of the Company, entered into the Montana Refinery Asset Financing Arrangement with Stonebriar related to a sale and leaseback transaction. Pursuant to the Montana Refinery Asset Financing Arrangement, Calumet Montana sold to and leased back from Stonebriar the Refinery Assets, for a total purchase price of up to $150.0 million. Calumet Montana received $110.0 million of the total purchase price on September 30, 2024 and the remaining purchase price of $40.0 million was disbursed to the Company on February 18, 2025 in connection with the funding of the first tranche of approximately $781.8 million under the DOE Facility. Refer to Note 7 — “Long-Term Debt” in Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.

The borrowing base on our credit facilities decreased from approximately $508.4 million as of September 30, 2024, to approximately $448.8 million at September 30, 2025. Our borrowing availability decreased from approximately $255.2 million at September 30, 2024, to approximately $209.8 million at September 30, 2025. Total liquidity, consisting of unrestricted cash, restricted cash and available funds under our credit facilities, increased from $289.8 million at September 30, 2024 to $384.4 million at September 30, 2025.

Inventory Financing

Refer to Note 6 — “Inventory Financing Agreements” in Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information regarding our Supply and Offtake Agreement.

Short-Term Liquidity

As of September 30, 2025, our principal sources of short-term liquidity were (i) $209.8 million of availability under our credit facilities, (ii) an inventory financing agreement related to our Shreveport facility, (iii) $94.6 million of unrestricted cash on hand, and (iv) $80.0 million of restricted cash. Borrowings under our revolving credit facilities can be used for, among other things, working capital, capital expenditures and other lawful partnership purposes including acquisitions. For additional information regarding our revolving credit facilities, see Note 7 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report.

Long-Term Financing

In addition to our principal sources of short-term liquidity listed above, subject to market conditions, we may meet our cash requirements through the issuance of long-term notes or additional common shares.

From time to time, we issue long-term debt securities referred to as our senior notes. Our outstanding senior notes are unsecured obligations that rank equally with all of our other senior debt obligations to the extent they are unsecured. As of September 30, 2025, we had $124.4 million in 2026 Notes, $325.0 million in 2027 Notes, $325.0 million in 2028 Notes, $100.0 million in 2028 Mirror Issuance Notes, and $200.0 million in 2029 Secured Notes outstanding. In addition, as of September 30, 2025, we had $805.5 million of debt outstanding for the DOE Loan, $118.5 million of other debt outstanding for the Shreveport terminal asset financing arrangement, $26.7 million of other debt outstanding for the Montana terminal asset financing arrangement, and $143.5 million of other debt outstanding for the Montana refinery asset financing arrangement. Borrowings under the DOE Loan are obligations of our unrestricted subsidiaries MRL and MRHL solely, and are non-recourse to the Company and its restricted subsidiaries.

To date, our debt balances have not adversely affected our operations, our ability to repay or refinance our indebtedness. Based on our historical record, we believe that our capital structure will continue to allow us to achieve our business objectives.

For additional information regarding our senior notes, refer to Note 7 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report and Note 9 — “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data” of our 2024 Annual Report.

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

Refer to Note 8 — “Derivatives” in the notes to our unaudited condensed consolidated financial statements under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for a discussion of the accounting treatment for the various types of derivative instruments, for a further discussion of our hedging policies and for more information relating to our implied crack spreads of crude oil, diesel, and gasoline derivative instruments.

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

Interest Rate Risk

Our exposure to interest rate changes on fixed and variable rate debt is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. The following table provides information about the fair value of our fixed and variable rate debt obligations as of September 30, 2025 and December 31, 2024, which we disclose in Note 7 — “Long-Term Debt” and Note 9 — “Fair Value Measurements” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.”

	September 30, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value

	(In millions)
Financial Instrument:
2026 Notes	$125.1	$124.2	$358.0	$354.0
2027 Notes	$321.1	$323.7	$322.4	$323.1
2028 Notes & 2028 Mirror Issuance Notes	$422.6	$417.7	$331.8	$320.6
2029 Secured Notes	$212.0	$199.1	$206.1	199.0
Revolving credit facility	$167.6	$165.6	$286.6	$283.6
MRL revolving credit facility	$—	$—	$—	$(0.3)
MRL Term Loan Credit Agreement	$—	$—	$73.7	$71.4
DOE Loan	$805.5	$785.4	$—	$—
Shreveport terminal asset financing arrangement	$118.5	$115.9	$42.1	$41.6
Montana terminal asset financing arrangement	$26.7	$26.6	$30.4	$30.2
Montana refinery asset financing arrangement	$143.5	$142.3	$108.7	$108.7
MRL asset financing arrangements	$—	$—	$368.1	$365.4

For our variable rate debt, if any, changes in interest rates generally do not impact the fair value of the debt instrument but may impact our future earnings and cash flows. We had a $650.0 million revolving credit facility as of September 30, 2025, with borrowings for the revolving credit facility bearing interest at the prime rate or SOFR, at our option, plus the applicable margin. We had $167.6 million of outstanding variable rate debt as of September 30, 2025 and $286.6 million of outstanding variable rate debt as of December 31, 2024. Holding other variables constant (such as debt levels), a 100 basis point change in interest rates on our variable rate debt as of September 30, 2025, would be expected to have an impact on Net income (loss) of approximately $1.7 million per year.

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

In connection with the restatement of our unaudited condensed consolidated financial statements for the periods ended March 31, 2025 and June 30, 2025, our principal executive officer and principal financial officer have concluded that, due to the material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of September 30, 2025.

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

During the preparation of the Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025, the Company identified an error in the Company’s historical unaudited condensed consolidated statements of cash flows for the periods ended March 31, 2025 and June 30, 2025 that caused the misclassification of certain amounts between cash flows from operating activities and cash flows from financing activities. This error had no impact on revenue, net income (loss), cash, cash equivalents or restricted cash. The misclassifications related to the Company’s debt extinguishment costs from its refinancing activities for its outstanding indebtedness and one of its inventory financing arrangements. The Company determined that this error originated from a newly identified material weakness related to the preparation and review of the unaudited condensed consolidated statements of cash flows.

On November 10, 2025, we restated our unaudited condensed consolidated financial statements for the quarter ended March 31, 2025 in Amendment No. 1 to our Quarterly Report on Form 10-Q/A and for the quarter ended June 30, 2025 in Amendment No. 1 to our Quarterly Report on Form 10-Q/A, in each case, to correct the identified errors described above.

Remediation Plan

We have evaluated the material weakness and have implemented and continue to implement a plan of remediation to strengthen our internal controls over financial reporting, specifically around the presentation and classification of information on the statement of cash flows that have been implemented as part of our controls for the period ended September 30, 2025. The remediation efforts are intended to address the deficiencies and enhance our overall internal control environment.

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

Changes in Internal Control over Financial Reporting

Other than the actions to remediate the material weakness in our internal control over financial reporting as described above, which were ongoing as of the date of issuance of this Form 10-Q, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

We are not a party to, and our property is not the subject of, any pending legal proceedings other than ordinary routine litigation incidental to our business. Our operations are subject to a variety of risks and disputes normally incidental to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. The information provided under Note 5 — “Commitments and Contingencies” in Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” is incorporated herein by reference.

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

We previously reached a determination to restate our unaudited consolidated financial statements and related disclosures for the quarters ended March 31, 2025 and June 30, 2025, following the identification of an error in the unaudited condensed consolidated statements of cash flows as a result of the misclassification of certain amounts between cash flows from operating activities and cash flows from financing activities. As a result, we have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

31.1*	Sarbanes-Oxley Section 302 certification of Todd Borgmann.

31.2*	Sarbanes-Oxley Section 302 certification of David Lunin.

32.1**	Section 1350 certification of Todd Borgmann and David Lunin.

100.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments)

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