Form 10-K
period 2025-12-31
Calumet, Inc. /DE
filed 2026-02-27
CIK 2013745

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1.4 billion on June 30, 2025, based on $15.76 per share, the closing price of the common stock as reported on the Nasdaq Global Select Market on such date.

On February 27, 2026, there were 86,776,552 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for the 2026 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the fiscal year end of December 31, 2025 are incorporated by reference into Part III of this Report.

CALUMET, INC.

FORM 10-K — 2025 ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) includes certain “forward-looking statements.” These statements can be identified by the use of forward-looking terminology including “will,” “may,” “intend,” “believe,” “expect,” “outlook,” “anticipate,” “estimate,” “continue,” “plan,” “should,” “could,” “would,” or other similar words. The statements regarding (i) demand for finished products in markets we serve; (ii) estimated capital expenditures as a result of required audits or required operational changes or other environmental and regulatory liabilities; (iii) our anticipated levels of, use and effectiveness of derivatives to mitigate our exposure to crude oil price changes, natural gas price changes and fuel products price changes; (iv) estimated costs of complying with the U.S. Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard (“RFS”), including the prices paid for Renewable Identification Numbers (“RINs”) and the amount of RINs we may be required to purchase in any given compliance year, and the outcome of any litigation concerning our existing small refinery exemption (“SRE”) petitions; (v) our ability to monetize federal clean fuel production tax credits (“CFPCs”) under Section 45Z of the Internal Revenue Code and the price we expect to receive for CFPCs; (vi) our ability to meet our financial commitments, debt service obligations, debt instrument covenants, contingencies and anticipated capital expenditures; (vii) our access to capital to fund capital expenditures and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms; (viii) our access to inventory financing under our supply and offtake agreements; (ix) the effect, impact, potential duration or other implications of supply chain disruptions and global energy shortages on our business and operations; (x) general economic and political conditions, including inflationary pressures, changes in global trade policy and tariffs, instability in financial institutions, the shutdown of the U.S. federal government, general economic slowdown or a recession, political tensions, conflicts and war (such as the ongoing conflicts in Ukraine, Venezuela, and the Middle East and their regional and global ramifications); (xi) the future effectiveness of our information technology systems to further enhance operating efficiencies and provide more effective management of our business operations; (xii) our expectation regarding our business outlook with respect to the Montana Renewables business; (xiii) an ability to maintain an effective system of internal controls; (xiv) the expected benefits of the Conversion (as defined herein) to us and our stockholders; (xv) our expectation that the DOE Facility (as defined herein) will enable MRL (as defined herein) to complete the MaxSAFTM construction on time and on budget; and (xvi) our ability to maintain or improve our carbon intensity at our MRL facility, as well as other matters discussed in this Annual Report that are not purely historical data, are forward-looking statements. These forward-looking statements are based on our expectations and beliefs as of the date hereof concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our current expectations for future sales and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisition or disposition transactions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in Part I, Item 1A “Risk Factors” of this Annual Report. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

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

Risks Related to Our Business

●	Our business depends on supply and demand fundamentals, which can be adversely affected by numerous macroeconomic factors outside of our control.
●	Our business has exposure to some commodities which are volatile, and a reduction in our margins will adversely affect the amount of cash we will have available to operate our business and for payments of our debt obligations.
●	Our hedging activities may not be effective in reducing our exposure to commodity price risk and may reduce our earnings, profitability and cash flows.
●	Decreases in the price of inventory and products may lead to a reduction in the borrowing base under our revolving credit facility and our ability to issue letters of credit or the requirement that we post substantial amounts of cash collateral for derivative instruments.
●	We depend on certain key suppliers and third-party pipelines for transportation of feedstocks and products, and if these suppliers or pipelines become unavailable to us, our revenues and cash available for payment of our debt obligations could decline.
●	The price volatility of utility services may result in decreases in our earnings, profitability and cash flows.
●	Our facilities incur operating hazards, and the potential limits on insurance coverage could expose us to potentially significant liability costs.
●	An impairment of our long-lived assets or goodwill could reduce our earnings or negatively impact our financial condition and results of operations.
●	Competition in our industries is intense, and an increase in competition in the markets in which we sell our products could adversely affect our earnings and profitability.
●	We depend on unionized labor for the operation of many of our facilities. Any work stoppages or labor disturbances at these facilities could disrupt our business and negatively impact our financial condition and results of operations.
●	Our method of valuing inventory may result in decreases in net income.
●	Our arrangement with J. Aron (as defined herein) exposes us to J. Aron-related credit and performance risk as well as potential refinancing risks.
●	We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business.
●	Our financing arrangements contain operating and financial provisions that restrict our business and financing activities.
●	A change of control could result in us facing substantial repayment obligations under our revolving credit facility, our senior notes, our secured hedge agreements, and our Supply and Offtake Agreement (as defined below).
●	We must make substantial capital expenditures for our facilities to maintain their reliability and efficiency.
●	We may incur significant environmental costs and liabilities in the operation of our refineries, facilities, terminals and related facilities.

●	We are subject to compliance with stringent environmental and occupational health and safety laws and regulations.
●	The availability and cost of renewable identification numbers and results of litigation related to our SRE petitions could have a material adverse effect on our results of operations and financial condition and our ability to make payments on our debt obligations.
●	Our and our customers’ operations are subject to risks arising out of the threat of climate change, including operational, regulatory, political, litigation and financial risks, which could result in increased operating and capital costs for our customers and reduced demand for the products and services we provide.
●	We could incur substantial costs or disruptions in our business if we cannot obtain or maintain necessary permits and authorizations or otherwise comply with occupational, environmental and other laws and regulations.

Risks Related to Montana Renewables

●	If there is not sufficient demand for renewable energy, if renewable energy markets do not develop or take longer to develop than we anticipate, or if we do not realize the expected SAF premium we may be unable to achieve our investment objectives for Montana Renewables, LLC (“MRL”).
●	Montana Renewables is subject to a number of statutes and regulations that could have a material adverse effect on Montana Renewables’ operations.
●	Montana Renewables is subject to numerous operating risks, which could materially adversely impact our results of operations and financial conditions.
●	A significant component of our product margin consists of a variety of government subsidies, incentives and mandates.
●	Transactions between the Company and MRL present possible conflicts of interest that could have an adverse effect on the Company if they are not managed appropriately.
●	Increases to the cost of transportation services or equipment related to our feedstock materials and renewable transportation fuels could materially and adversely affect our sales revenues and cost of operations.
●	The production of renewable fuels is a growing industry, and we are expecting to encounter significant competition in the marketplace.

Risks Related to Our Common Stock

●	The price of our common stock may experience volatility.
●	Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make it more difficult for a third party to acquire control of us.
●	The value of our common stock may be diluted by future equity issuances (including upon the exercise of the outstanding warrants), and shares eligible for future sale may have adverse effects on our share price.

Risks Related to Tax Matters

●	We are subject to risks arising from compliance with and changes in tax laws.
●	We are currently unable to fully utilize the clean fuel production tax credits (“CFPCs”) that we generate, and as such, we are exposed to fluctuations in the prices of CFPCs and the potential unavailability of parties willing to purchase CFPCs.

PART I

Items 1 and 2. Business and Properties

Overview

We manufacture, formulate and market a diversified slate of specialty branded products and renewable fuels to customers across a broad range of consumer-facing and industrial markets. We are headquartered in Indianapolis, Indiana and operate twelve facilities throughout North America. Our operations are managed using the following reportable segments: Specialty Products and Solutions; Performance Brands; Montana/Renewables; and Corporate. In our Specialty Products and Solutions segment, we manufacture and market a wide variety of solvents, waxes, customized lubricating oils, white oils, petrolatums, gels, esters, and other products. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for consumer-facing and industrial products. In our Performance Brands segment, we blend, package and market high performance products through our Royal Purple, Bel-Ray, and TruFuel brands. Our Montana/Renewables segment is comprised of two facilities — renewable fuels and specialty asphalt. At our Montana Renewables facility, we process a variety of geographically advantaged renewable feedstocks into renewable diesel, sustainable aviation fuel (“SAF”), and renewable naphtha that are distributed into renewable markets in the western half of North America. At our Montana specialty asphalt facility, we process Canadian crude oil into conventional gasoline, diesel, jet fuel and specialty grades of asphalt, with production sized to serve local markets. Our Corporate segment primarily consists of general and administrative expenses not allocated to the Specialty Products and Solutions, Performance Brands or Montana/Renewables segments.

Corporate Conversion

On July 10, 2024, Calumet, Inc., a Delaware corporation (the “Company” or “Calumet”), completed the conversion transaction contemplated by the Conversion Agreement, dated as of February 9, 2024 (as amended, the “Conversion Agreement”), by and among the Company, Calumet Specialty Products Partners, L.P. (the “Partnership”), the General Partner, Calumet Merger Sub I LLC (“Merger Sub I”), Calumet Merger Sub II LLC (“Merger Sub II”) and the other parties thereto, including The Heritage Group (the “Sponsor Parties”). Pursuant to the Conversion Agreement, (a) Merger Sub II merged with and into the Partnership, with the Partnership continuing as the surviving entity and a wholly owned subsidiary of the Company, and all of the common units were exchanged into the right to receive an equal number of shares of common stock, par value $0.01 per share, of the Company (“Common Stock”) and (b) Merger Sub I merged with and into the General Partner, with the General Partner continuing as the surviving entity and a wholly owned subsidiary of the Company, and all outstanding equity interests of the General Partner (1,640,583 general partner units) were exchanged into the right to receive an aggregate of 5,500,000 shares of Common Stock and 2,000,000 warrants to purchase common stock at an exercise price of $20.00 per share (subject to adjustment) on or prior to July 10, 2027 (such transactions, the “Conversion”).

Our Assets

Our primary operating assets consist of:

			Sales Volume for the
			Year Ended December 31,
			2025 in Barrels per
Facility	Location	Year Acquired	Day (“bpd”)	Products
Calumet Packaging	Louisiana	2012	1,277	Specialty products including premium industrial and consumer synthetic lubricants, fuels and solvents
Royal Purple	Texas	2012	341	Specialty products including premium consumer synthetic lubricants
Missouri	Missouri	2012	169	Specialty products including polyol ester-based synthetic lubricants
Karns City	Pennsylvania	2008	1,694	Specialty white mineral oils, solvents, petrolatums, gelled hydrocarbons, cable fillers and natural petroleum sulfonates
Dickinson	Texas	2008	635	Specialty white mineral oils, compressor lubricants and natural petroleum sulfonates
Cotton Valley	Louisiana	1995	5,058	Specialty solvents used principally in the manufacture of paints, cleaners, automotive products and drilling fluids
Princeton	Louisiana	1990	5,091	Specialty lubricating oils, including process oils, base oils, transformer oils, refrigeration oils, and asphalt
Shreveport	Louisiana	2001	45,271	Specialty lubricating oils and waxes, gasoline, diesel, jet fuel and asphalt
Montana Specialty Asphalt (Great Falls)	Montana	2012	13,981	Specialty asphalt, gasoline, diesel, and jet fuel
Montana Renewables	Montana	2021	11,322	Renewable diesel, sustainable aviation fuel, and renewable naphtha

Storage, Distribution and Logistics Assets. We own and operate a product terminal in Burnham, Illinois with aggregate storage capacities of approximately 150,000 barrels. The Burnham terminal, as well as additional owned and leased facilities throughout the U.S., facilitate the distribution of products in the Upper Midwest, West Coast and Mid-Continent regions of the U.S. and Canada.

We also use approximately 2,300 leased railcars primarily to receive and ship crude oil and distribute our specialty and fuel products throughout the U.S. and Canada. In addition, we use approximately 350 leased railcars to source renewable feedstocks and distribute renewable fuels products into the western half of North America. In total, we have approximately 7.0 million barrels of aggregate storage capacity at our facilities and leased storage locations.

Montana Renewables. At our Montana Renewables facility, we process a variety of geographically advantaged renewable feedstocks into renewable diesel, sustainable aviation fuel, and renewable naphtha. These renewable fuels are distributed into renewable markets in the western half of North America. In addition, we convert renewable natural gas and renewable propane to produce renewable hydrogen, which is used in our renewable refining processes.

Business Strategies

Our management team is dedicated to improving our operations by executing the following strategies:

●	Enhance Profitability of Our Existing Assets. We focus on identifying opportunities to improve our asset base, deepening our competitive advantages, and increasing our throughput, profitability, and cash flows. During the year ended December 31, 2025, we reduced operating costs by approximately $100.0 million in comparison to the prior year. In addition to this, we benefited from enhanced operational performance following the capital investments we made over the past few years on projects designed to improve asset reliability. As a result, our Specialty Products and Solutions segment achieved an annual production record in the current year. Further, we have streamlined the operations at our Montana Renewables facility and are planning an expansion project at the facility. This expansion project complements the project we completed in 2022, whereas we converted the historical Great Falls refinery into two independent facilities: Calumet Montana Refining (“CMR”), a 15,000 bpd specialty asphalt facility; and Montana Renewables, a 15,000 bpd renewable fuels production facility. We expanded our Montana Renewables facility in 2023, as we successfully commissioned a renewable hydrogen plant, a feedstock pre-treatment unit, and a sustainable aviation fuel unit, making Montana Renewables one of the largest SAF producers in the western hemisphere in 2024. Our MaxSAF™ expansion project is expected to deliver 120 to 150 million gallons of annualized SAF production by the second quarter of 2026. We have previously announced an attractive return on investment project at an expected cost of $20.0 million to $30.0 million. In 2024 and 2025, we continued our efforts to upgrade infrastructure at our Shreveport facility, which included projects to harden the existing assets to withstand severe weather events such as hurricanes and winter freezes. In addition to this, we installed a new pipeline connection at our Shreveport location that will provide the facility additional flexibility and access to more advantageous crude supply. Prior to 2024, we made investments in a polymerized modified asphalt unit at our Montana Specialty Asphalt facility (part of CMR) in 2022, additional wax blending assets at our Calumet Paralogics, LLC (“Paralogics”) facility in 2021, and the addition of storage capacity to increase sales of our most profitable solvents at our Cotton Valley facility in 2021. In addition, we have undertaken various small expansion and optimization projects in our Performance Brands segment over the past four years, including a new packaging line for 1.0 gallon cans of TruFuel to support growth, a new 2.1 gallon pail TruFuel line to meet the market demand for larger package sizes, and a new quart line in Porter, Texas to recognize efficiencies in packaging Bel-Ray products. We intend to continue increasing the profitability of our existing asset base through various low capital requirement measures which may include investments targeting more efficient logistics, improving the product mix of our processing units, repurposing existing assets and reducing costs through operational modernizations.
●	Concentrate on Positive and Growing Cash Flows. We intend to continue to focus on operating assets and businesses that generate positive and growing cash flows. Approximately 40.6% of our continuing operations gross profit in 2025 was generated by our Specialty Products and Solutions segment, which is characterized by stable customer relationships due to our customers’ requirements for the specialized products we provide. In addition, we manage our exposure to crude oil price fluctuations in this segment by passing on incremental feedstock costs to our specialty products customers. In our Performance Brands segment, which accounted for approximately (17.9)% of our continuing operations gross profit in 2025, we blend, package and market high performance products through our Royal Purple, Bel-Ray, and TruFuel brands. Our fast-growing portfolio of high-performance brands are characterized by strong customer loyalty and stable cash flows. In our Montana/Renewables segment, which accounted for approximately 83.6% of our continuing operations gross profit in 2025, we expect growth in cash flows as a result of market recovery and higher throughput.
●	Develop and Expand Our Customer Relationships. Due to the specialized nature of certain of our products, the high cost of replacement and the long lead-time associated with the development and production of many of our specialty products, our customers are incentivized to continue their relationships with us. We believe that we offer a more diversified product slate to our customers than competitors do, and we also offer more technical support and bespoke services. In fiscal year 2025, we sold a range of over 1,900 specialty and fuels products to approximately 2,400 customers. We intend to continue to assist our existing customers in their efforts to expand their product offerings, as well as marketing specialty product formulations and services to new customers. By continuing to service our long-term relationships with our broad base of existing customers and by constantly targeting solutions for new customers, we seek to limit our dependence on any one portion of our customer base.
●	Disciplined Approach to Strategic and Complementary Acquisitions. We do not expect to focus on large acquisitions in the near term. However, should the right opportunity develop, our senior management team is prepared to consider acquiring low-risk assets where we can enhance operations and improve profitability and product lines that will complement and expand our specialty product offerings. In the future, we intend to continue pursuing prudent, accretive acquisitions that will deepen our long-term competitive advantages. We intend to reduce our leverage over time and maintain a capital structure that facilitates competitive access to the capital markets.

Competitive Strengths

We believe that we are well positioned to execute our business strategies successfully based on the following competitive strengths:

●	We Have Strong Relationships with a Premier Customer Base. We have long-term relationships with many of our customers and we believe that we will continue to benefit from these relationships. Many of these relationships involve lengthy approval processes or certifications that may make switching to a different supplier difficult. In fiscal year 2025, we sold our products to approximately 2,400 customers, and we are continually seeking to deepen those relationships across our broad and diversified customer base. No single customer accounted for more than 10% of our consolidated sales for any of the three years ended December 31, 2025, 2024 and 2023.
●	We Offer Our Customers a Diverse Range of Specialty Products. We offer a wide range of over 1,900 specialty products. We believe that our ability to provide our customers with a more diverse selection of products than most of our competitors gives us an advantage in meeting the needs of large, strategic customers and allows us to compete in profitable niches. We believe that we are the only specialty products manufacturer in North America that produces all six of the following products: naphthenic lubricating oils, paraffinic lubricating oils, waxes, solvents, white oils and petrolatums. Our ability to produce numerous specialty products allows us to ship products between our facilities for product upgrading in order to meet customer specifications.
●	We are a Leader in North America’s Energy Transition. Our MRL facility is permitted to pretreat and convert 15,000 barrels per stream day of renewable feedstocks into low-emission sustainable fuel alternatives that directly replace fossil fuel products. MRL is a leader in North America’s energy transition and one of the largest Sustainable Aviation Fuel producers in the western hemisphere. The renewable fuel products produced by MRL are distributed into renewable markets in the western half of North America.
●	Our Facilities Have a Unique Combination of Flexibility, Scale and Integration. Our facilities are equipped with advanced, flexible technology that allows us to produce high-grade specialty products. For example, our integrated specialty products complex in Northwest Louisiana consists of 27 processing units and 195 million gallons of storage capacity across 400 tanks and has a wide variety of specialized hydroprocessing, dewaxing, emulsifying and distillation capabilities that allow us to meet complex, bespoke customer needs at scale providing an advantaged cost. Our acquisition of Paralogics also added new capabilities into our existing wax business value chain, adding approximately 20 million pounds of annual blending and formulating capabilities. Our facilities also enjoy the value and optionality of integration as many products can be further processed and upgraded at our own facilities.
●	We Have Leading, High-Growth Brands. Our Performance Brands segment benefits from well-known high-performance premium brands in consumer, retail and industrial markets. These brands garner a premium and are well positioned for growth. Further, the majority of products in our Specialty Products and Solutions segment are marketed under well-known industrial and consumer-facing brands that are of high value in the market and in many cases were established several decades ago.
●	We Have an Experienced Management Team. Our team’s extensive experience within the specialty products, commodities and renewable energy industries provides a strong foundation to build and optimize a diversified, competitively advantaged business that can succeed in various business cycles and environments.

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

	Year Ended December 31,
	2025	2024	% Change	2024	2023	% Change

	(In bpd)		(In bpd)
Total sales volume (1)	90,468	88,007	2.8%	88,007	79,805	10.3%
Facility production:
Specialty Products and Solutions:
Lubricating oils	12,012	11,927	0.7%	11,927	10,358	15.1%
Solvents	7,675	7,494	2.4%	7,494	7,208	4.0%
Waxes	1,405	1,415	(0.7)%	1,415	1,326	6.7%
Fuels, asphalt and other by-products	39,537	36,390	8.6%	36,390	37,353	(2.6)%
Total Specialty Products and Solutions	60,629	57,226	5.9%	57,226	56,245	1.7%
Montana/Renewables:
Gasoline	3,480	3,556	(2.1)%	3,556	3,898	(8.8)%
Diesel	2,642	2,830	(6.6)%	2,830	2,941	(3.8)%
Jet fuel	525	472	11.2%	472	449	5.1%
Asphalt, heavy fuel oils and other	3,779	3,983	(5.1)%	3,983	4,483	(11.2)%
Renewable fuels	11,270	9,848	14.4%	9,848	6,314	56.0%
Total Montana/Renewables	21,696	20,689	4.9%	20,689	18,085	14.4%

Performance Brands	1,570	1,739	(9.7)%	1,739	1,474	18.0%

Total facility production	83,895	79,654	5.3%	79,654	75,804	5.1%
(1)	Total sales volume includes sales from the production at our facilities and certain third-party facilities pursuant to supply and/or processing agreements, sales of inventories and the resale of crude oil to third-party customers. Total sales volume includes the sale of purchased blendstocks.

The following table sets forth information about our sales of principal products by segment (dollars in millions):

	Year Ended December 31,
	2025		2024		2023
		% of Sales		% of Sales		% of Sales
Specialty Products and Solutions:
Lubricating oils	$752.0	18.2%	$788.6	18.8%	$763.8	18.3%
Solvents	401.6	9.7%	407.3	9.7%	398.5	9.5%
Waxes	152.4	3.7%	156.3	3.7%	163.9	3.9%
Fuels, asphalt and other by-products	1,327.0	32.1%	1,437.1	34.4%	1,550.7	37.1%
Total	$2,633.0	63.7%	$2,789.3	66.6%	$2,876.9	68.8%
Montana/Renewables:
Gasoline	$128.1	3.1%	$140.8	3.4%	$167.2	4.0%
Diesel	102.6	2.5%	114.6	2.7%	144.8	3.5%
Jet fuel	19.6	0.5%	18.2	0.4%	20.5	0.5%
Asphalt, heavy fuel oils and other	159.0	3.8%	159.6	3.8%	148.1	3.5%
Renewable fuels	783.8	18.9%	631.7	15.1%	513.2	12.3%
Total	$1,193.1	28.8%	$1,064.9	25.4%	$993.8	23.8%

Performance Brands	$311.0	7.5%	$335.2	8.0%	$310.3	7.4%

Consolidated sales	$4,137.1	100.0%	$4,189.4	100.0%	$4,181.0	100.0%

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

The following table sets forth historical information about production at our Shreveport facility:

	Shreveport Facility
	Year Ended December 31,
	2025	2024	2023

	(In bpd)
Crude oil throughput capacity	60,000	60,000	60,000
Total feedstock runs (1) (2)	42,066	39,895	38,248
Total facility production (2) (3)	44,191	41,749	40,290
(1)	Total feedstock runs represent the barrels per day of crude oil and other feedstocks processed at our Shreveport facility. Total feedstock runs do not include certain interplant feedstocks supplied by our Cotton Valley and Princeton facilities.
(2)	Total facility production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other feedstocks. The difference between total facility production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and production of finished products and volume loss.
(3)	Total facility production includes certain interplant feedstock supplied to our Cotton Valley and Princeton facilities and our Karns City facility.

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

The following table sets forth historical information about production at our Cotton Valley facility:

	Cotton Valley Facility
	Year Ended December 31,
	2025	2024	2023

	(In bpd)
Crude oil throughput capacity	13,600	13,600	13,600
Total feedstock runs (1) (2)	10,136	9,875	9,125
Total facility production (2) (3)	6,024	6,072	6,571
(1)	Total feedstock runs do not include certain interplant solvent feedstocks supplied by our Shreveport facility.
(2)	Total facility production represents the barrels per day of specialty products yielded from processing crude oil and other feedstocks. The difference between total facility production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and the production of finished products, intermediates transferred to internal sites for further processing, and volume loss.
(3)	Total facility production includes certain interplant feedstocks supplied to our Shreveport facility.

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

The Cotton Valley facility receives crude oil via tank truck. The Cotton Valley facility’s feedstock is primarily low sulfur and paraffinic crude oil originating from north Louisiana and is purchased from various marketers and gatherers. In addition, the Cotton Valley facility receives interplant feedstocks for solvent production from the Shreveport facility. The Cotton Valley facility ships finished products by both truck and railcar service. No transportation fuels are produced at the Cotton Valley site.

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

The following table sets forth historical information about production at our Princeton facility:

	Princeton Facility
	Year Ended December 31,
	2025	2024	2023

	(In bpd)
Crude oil throughput capacity	10,000	10,000	10,000
Total feedstock runs (1)	7,485	7,512	7,724
Total facility production (1) (2)	5,428	5,107	5,631
(1)	Total facility production represents the barrels per day of specialty products yielded from processing crude oil and other feedstocks. The difference between total facility production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and the production of finished products, intermediates transferred to internal sites for further processing, and volume loss.
(2)	Total facility production includes certain interplant feedstocks supplied to our Shreveport facility.

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

The Princeton facility receives crude oil via tank truck, railcar and the Plains pipeline system. Its crude oil supply primarily originates from east Texas, south Texas and north Louisiana, purchased directly from third-party suppliers under month-to-month evergreen supply contracts and on the spot market. The Princeton facility ships its finished products throughout the U.S. via truck and railcar service. No transportation fuels are produced at the Princeton facility site.

Montana Specialty Asphalt Facility (CMR)

The Montana specialty asphalt facility, located on a 65 acre site in Great Falls, Montana, currently has aggregate crude oil throughput capacity of 15,000 bpd and processes light and heavy crude oil from Canada into fuel and asphalt products. We also lease, with a purchase option, 870 acres of land nearby for strategic expansion. In 2022, we converted a significant portion of the Montana specialty asphalt facility into a renewable fuels production facility (see below). Upon completion of the conversion project, we continue to own and operate the conventional Montana specialty asphalt facility with a reconfigured processing capacity of 15,000 bpd of Canadian crude. The facility is focused on the production of high-quality specialty asphalt, as well as satisfying local demand for conventional fuels.

The Montana specialty asphalt facility consists of 15 major processing units including hydrotreating, catalytic reforming, hydrocracking, fluid catalytic cracking and alkylation units, approximately 500,000 barrels of tank shell storage capacity in 75 tanks and related loading and unloading facilities and utilities.

The following table sets forth historical information about production at the Montana specialty asphalt facility:

	Montana Specialty Asphalt Facility
	Year Ended December 31,
	2025	2024	2023

	(In bpd)
Crude oil throughput capacity	15,000	15,000	15,000
Total feedstock runs (1) (2)	10,800	11,356	11,982
Total facility production (2)	10,426	10,841	11,772
(1)	Total feedstock runs represent the barrels per day of crude oil processed at our Montana specialty asphalt facility.

(2)	Total facility production represents the barrels per day of specialty products and fuel products yielded from processing crude oil and other feedstocks. The difference between total facility production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and the production of finished products, and volume loss.

Currently, the Montana specialty asphalt facility produces liquified petroleum gas, naphtha, gasoline, diesel, jet fuel and asphalt, which are shipped by railcar and truck service. Finished fuel and asphalt sales are primarily made through spot agreements and short-term contracts.

The Montana specialty asphalt facility purchases crude oil from various suppliers and receives crude oil through the Interprovincial Bow River South and Rangeland pipeline systems, providing reliable access to high quality conventional crude oil from western Canada.

The specialty asphalt facility capitalizes on local access to cost-advantaged Canadian conventional crude oil, while producing additional fuels and refined products for delivery into the regional market while meeting EPA requirements for gasoline and diesel product sulfur limits and reducing air emissions. The renewable fuels facility is described below.

Montana Renewable Fuels Facility (“Montana Renewables”)

In 2022, Montana Renewables LLC, an unrestricted subsidiary of Calumet, completed the conversion of a significant portion of our Montana specialty asphalt facility into a renewable fuels production facility (the “Montana Renewables Facility”). The Montana Renewables Facility has a permitted throughput capacity of 15,000 bpd to pretreat and convert a wide variety of organic waste and seed oils into lower emissions, sustainable alternatives to fossil fuels, including renewable naphtha, renewable kerosene/sustainable aviation fuel, and renewable diesel.

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

Missouri Facility

The Missouri facility (“Missouri”), located on a 22 acre site in Louisiana, Missouri, develops and produces polyol ester synthetic lubricants for use in refrigeration compressors, commercial aviation and polyol ester base stocks. In 2015, we completed a project to more than double the production capacity of the facility from 35 million pounds to 75 million pounds per year. The facility has approximately 35,000 barrels of storage capacity in 64 tanks and related loading and unloading facilities and utilities. The facility receives its fatty acids and alcohol feedstocks and additives by truck and railcar under supply agreements or spot agreements with various suppliers.

The Missouri facility utilizes the latest batch esterification processes designed to ensure blending accuracy while maintaining production flexibility to meet customer needs.

Calumet Packaging Facility

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

Royal Purple Facility

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

On February 28, 2025, the Company announced that it entered into a definitive agreement with a wholly owned subsidiary of Lubrication Engineers, Inc., a portfolio company of Aurora Capital Partners, to sell assets related to the industrial portion of its Royal Purple® business, for $110.0 million, subject to certain customary adjustments. The Company retained the consumer portion of the Royal Purple® business. At the closing of the transaction on March 31, 2025, the Company received cash proceeds of $96.9 million, with a remaining deferred payment of $1.5 million to be received in 2026, net of working capital adjustments and transaction related expenses. During 2025, the Company recorded a $55.8 million gain on the sale of business in the consolidated statements of operations. The total consideration is final, and no additional post-closing adjustments or continuing obligations remain. The Company has recognized the gain on sale based on the finalized consideration, and no further changes to the recorded gain or loss are expected.

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

The following table sets forth the combined historical information about production at our Karns City, Dickinson and certain other facilities:

	Combined Karns City, Dickinson and Other Facilities
	Year Ended December 31,
	2025	2024	2023

	(in bpd)
Feedstock throughput capacity (1)	11,300	11,300	11,300
Total feedstock runs (2) (3)	4,479	4,011	3,396
Total production (3)	4,695	3,999	3,419
(1)	Includes Karns City, Dickinson and certain other facilities.
(2)	Includes feedstock runs at our Karns City and Dickinson facilities as well as throughput at certain third-party facilities pursuant to supply and/or processing agreements and includes certain interplant feedstocks supplied from our Shreveport facility.
(3)	Total production represents the barrels per day of specialty products yielded from processing feedstocks at our Karns City and Dickinson facilities and certain third-party facilities pursuant to supply and/or processing agreements. The difference between total production and total feedstock runs is primarily a result of the time lag between the input of feedstocks and the production of finished products.

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

We use approximately 2,300 railcars leased from various lessors. This fleet of railcars enables us to receive and ship crude oil and distribute various specialty products and fuel products throughout the U.S. and Canada to and from each of our facilities. In addition, we use approximately 350 leased railcars to source renewable feedstocks and distribute renewable fuels products into the western half of North America.

Our Crude Oil and Feedstock Supply

We purchase crude oil and other feedstocks from major oil companies as well as from various crude oil gatherers and marketers in Texas, north Louisiana and Canada. Crude oil supplies at our facilities are as follows:

Facility	Crude Oil / Feedstock Slate	Mode of Transportation
Shreveport	West Texas Intermediate (“WTI”), local crude oils from East Texas, North Louisiana, Arkansas and Light Louisiana Sweet (“LLS”)	Tank truck, railcar and Plains Pipeline
Cotton Valley	Local paraffinic crude oil	Tank truck
Montana Specialty Asphalt Facility	Canadian Heavy (e.g. Bow River) and Canadian Light Sour	Front Range Pipeline
Montana Renewables Facility	Organic waste and seed oil materials	Railcar
Princeton	Local and imported naphthenic crude oil	Tank truck, railcar and Plains Pipeline

In 2025, BP Oil Supply Co. (“BP”) supplied us with approximately 39.3% of our total crude oil supply under term contracts and month-to-month evergreen crude oil supply contracts. In 2025, Macquarie Commodities Trading US, LLC. (“Macquarie”) supplied us with approximately 20.0% of our total crude oil supply under a crude oil supply agreement. Each of our facilities is dependent on one or more key suppliers and the loss of any of these suppliers would adversely affect our financial results to the extent we were unable to find another supplier of this substantial amount of crude oil.

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

Our Products, Markets and Customers

Products

We produce a full line of specialty products, including lubricating oils, solvents, waxes, food grade white oils, pharmaceutical grade petrolatums, and other products, as well as a variety of fuel and fuel related products, including asphalt and heavy fuel oils. We also blend, package and market high performance specialty products through our Royal Purple, Bel-Ray, and TruFuel brands. At our Montana Renewables facility, we produce a variety of renewable fuels products, including renewable diesel, sustainable aviation fuel, and renewable naphtha that are distributed into renewable markets in the western half of North America. Our customers purchase specialty products primarily as raw material components for consumer-facing and industrial products. Our customers also purchase renewable fuels, which are consumed to reduce lifecycle carbon emissions.

The following table depicts a representative sample of the diversity of end-use applications for the products we produce:

Representative Sample of End-Use Applications by Product (1)

Lubricating Oils	Solvents	Waxes	Packaged and Synthetic Specialty Products	Fuels & Fuel Related Products	Renewable Products
18%	10%	4%	7%	42%	19%

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

●  High performance small engine fuels

●  Two cycle and four stroke engine oils

●  High performance automotive engine oils

●  High performance industrial lubricants

●  High temperature chain lubricants

●  Food contact grade lubricants

●  Charcoal lighter fluids and other solvents

●  Engine treatment additives

				● Gasoline ● Diesel ● Jet fuel ● Marine fuel ● Ethanol free fuels ● Fluid catalytic cracking feedstock ● Asphalt vacuum residuals ● Mixed butanes ● Roofing flux ● Paving asphalt ● Heavy fuel oils	● Renewable naphtha ● Renewable kerosene/sustainable aviation fuel ● Renewable diesel
(1)	Based on the percentage of total sales for the year ended December 31, 2025. Except for the listed fuel products, renewable products and certain packaged and synthetic specialty products, we do not produce any of these end-use products.

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

We have the capability to ship our specialty products worldwide. In the U.S., we ship our specialty products via railcars, trucks and barges. We use our fleet of leased railcars to ship our specialty products and a majority of our specialty products sales are shipped in trucks owned and operated by several different third-party carriers. For international shipments, which accounted for less than 10% of our consolidated sales in 2025, we ship via railcars and trucks to several ports where the product is loaded onto vessels for shipment to customers abroad.

Fuel Products. The fuel products market represents a large portion of the overall petroleum refining industry in the U.S. Of the approximately 130 refineries currently in operation in the U.S., a large number of the refineries are fuel products producers; however, only a few compete with us in our local markets.

Renewable Fuel Products. The renewable fuel products market represents a small portion of the overall transportation fuels industry in the U.S. MRL is a leading independent producer of renewable transportation fuels in North America and one of the largest SAF producers in the western hemisphere. The renewable fuels market is in the rapid-growth phase of its life cycle, and we believe SAF demand will continue to grow at a rapid rate. We believe we are well positioned to benefit from these trends.

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

Northwest Market (PADD 4)

Fuel and asphalt products produced at our Montana specialty asphalt facility can be sold locally and in Missouri, Oklahoma, Texas, Arizona, North Dakota, South Dakota, Idaho, Oregon, Utah, Wyoming, Washington, Nevada, California and Canada. Seasonally, fuel products from the Montana specialty asphalt facility are transported to terminals in Washington and Utah.

Renewable diesel, sustainable aviation fuel, and renewable naphtha produced at our Montana Renewables facility are distributed into renewable markets in the western half of North America.

Customers

Specialty Products. We have a diverse customer base for our specialty products. In fiscal year 2025, we sold our specialty products to approximately 2,200 customers. Many of our customers are long-term customers who use our products in specialty applications, after an approval process ranging from six months to two years.

Fuel Products. We have a diverse customer base for our fuel products. In fiscal year 2025, we sold our fuel products to approximately 200 customers. Our diverse customer base includes wholesale distributors and retail chains. We are able to sell the majority of the fuel products we produce at the Shreveport facility to the local markets of Louisiana, Texas and Arkansas. We also have the ability to ship additional fuel products from the Shreveport facility to the Midwest region through the TEPPCO pipeline. The majority of our fuel products produced at our Montana specialty asphalt facility are sold to local markets in Montana and Idaho as well as in Canada.

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

During the years ended December 31, 2025, 2024, and 2023, we had no customer that represented 10% or greater of consolidated sales.

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

Renewable Fuel Products. Our primary competitors in producing renewable fuel products in the U.S. West Coast markets are Marathon Petroleum Company, Phillips 66 and Chevron Corporation. A significant portion of our renewable products are placed in other markets which lack indigenous renewables production.

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

Governmental Regulation

Our business is subject to comprehensive and complex federal, state, tribal, and local laws and regulations governing the protection of the environment and worker health and safety, as well as the discharge of materials and emissions into the environment. Various governmental agencies promulgate and enforce regulatory schemes to implement and enforce these laws, compliance with which can be costly. These laws and regulations frequently change in response to economic or political conditions, or other developments, and our regulatory burden may increase in the future. Such laws and regulations have the potential to increase our cost of conducting business. Further, from time to time, we are a party to certain claims and litigation incidental to our business, including claims made by various taxation and regulatory authorities, such as the Internal Revenue Service (“IRS”), the Environmental Protection Agency (“EPA”) and the U.S. Occupational Safety and Health Administration (“OSHA”), as well as various state environmental regulatory bodies and state and local departments of revenue, as the result of audits or reviews of our business.

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

Great Falls Refinery / Montana Specialty Asphalt Facility

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

We believe the majority of the impacts related to such historical contamination at the Great Falls refinery are covered by a contractual indemnity provided by a subsidiary of HF Sinclair Corporation (the “Seller”), the owner and operator of the Great Falls refinery prior to its acquisition by Connacher, under an asset purchase agreement between the Seller and Connacher, pursuant to which Connacher acquired the Great Falls refinery.

Under this asset purchase agreement, the Seller agreed to indemnify Connacher and Montana Refining Company, Inc., subject to timely notification, certain conditions and certain monetary baskets and caps, for environmental conditions arising under the Seller’s ownership and operation of the Great Falls refinery and existing as of the date of sale to Connacher. During 2014, HF Sinclair Corporation (“Holly”) provided us a notice challenging our position that the Seller is obligated to indemnify our remediation expenses for environmental conditions to the extent arising under Seller’s ownership and operation of the refinery and existing as of the date of sale to Connacher. On September 22, 2015, we initiated a lawsuit against Holly and the Sellers. The court ordered that all of the claims be addressed in arbitration. The arbitration panel confirmed that the Sellers of the Great Falls refinery retained the liability for all pre-closing contamination with respect to third-party claims indefinitely and with respect to first party claims for which the Sellers received notice within five years after the sale of the refinery, which claims are subject to the requirements otherwise set forth in the asset purchase agreement. Among other things, the panel denied the Company’s demands for reimbursement for costs already incurred by the Company prior to the arbitration but left open the Company’s ability to make future claims. The Company expects that it may incur costs to remediate other environmental conditions at the Great Falls refinery. The Company currently believes that these other costs it may incur will not be material to its financial position or results of operations.

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

Further, it is not possible to predict how changes to the regulatory landscape will develop or impact costs. The current administration has signaled its intent to roll back regulations addressing emissions and other environmental standards. For example, in November 2025, the Trump administration asked the U.S. Court of Appeals to strike down EPA limits on fine particulate matter (PM2.5), also known as soot, that the EPA had previously strengthened in 2024. And, as discussed in the following paragraphs, in February of 2026, the EPA announced it was  eliminating both the Obama-era 2009 Greenhouse Gas (GHG) Endangerment Finding and all subsequent federal GHG emission standards for all vehicles and engines of model years 2012 to 2027 and beyond. These actions could encourage state governments to attempt to impose stricter regulations in order to account for federal deregulation, but any prediction regarding how such actions would impact the larger regulatory landscape or operating/compliance costs is impossible.

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

At the federal level, the Inflation Reduction Act (“IRA”) was signed into law in August 2022, which contained tax inducements and other provisions that incentivize investment, development, and deployment of alternative energy sources and technology, which could increase operating costs within the oil and gas industry and accelerate the transition away from fossil fuels.  The current administration has diverged from prior administration’s positions, and the passage of the One Big Beautiful Bill Act rescinded many IRA initiatives. The current administration will likely continue to withdraw from or otherwise roll back certain environmental commitments.  Notably, on March 12, 2025, EPA Administrator Lee Zeldin announced initiatives to reconsider regulations addressing power plants, oil and gas, air pollution standards, GHG reporting, wastewater, endangerment findings, environmental justice, and other initiatives.  While it is not possible at this time to predict how any such actions may impact our business, such actions, if undertaken, may prompt more activity from state, and local legislative bodies and administrative agencies to pass stricter GHG laws, regulations, and other binding commitments. And in February of 2026, the EPA announced it was  eliminating both the Obama-era 2009 Greenhouse Gas (GHG) Endangerment Finding and all subsequent federal GHG emission standards for all vehicles and engines of model years 2012 to 2027 and beyond. As the current administration seeks deregulation, various states and groups of states have adopted or are considering adopting legislation, regulations, or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. Some state courts (including the Montana Supreme Court in Held v. Montana (Mont. 2024)) have rendered decisions imposing additional requirements on regulators and regulated entities with respect to environmental matters.

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

Insurance

Our operations are subject to certain hazards of operations, including fire, explosion and weather-related perils. We maintain insurance policies, including business interruption insurance for each of our facilities, with insurers in amounts and with coverage and deductibles that we, with the advice of our insurance advisors and brokers, believe are reasonable and prudent. We cannot, however, ensure that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices. We are not fully insured against certain risks because such risks are not fully insurable, coverage is unavailable, or premium costs, in our judgment, do not justify such expenditures. In addition, a portion of our property coverage is provided by our wholly owned captive insurance company.

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

Property	Business Segment(s)	Acres	Owned / Leased	Location
Shreveport facility	Specialty Products and Solutions	240	Owned	Shreveport, Louisiana
Montana specialty asphalt facility	Montana/Renewables	65	Owned / Leased (1)	Great Falls, Montana
Montana Renewables facility	Montana/Renewables	21	Owned / Leased (2)	Great Falls, Montana
Princeton facility	Specialty Products and Solutions	208	Owned	Princeton, Louisiana
Cotton Valley facility	Specialty Products and Solutions	77	Owned	Cotton Valley, Louisiana
Burnham terminal	Specialty Products and Solutions	11	Owned	Burnham, Illinois
Karns City facility	Specialty Products and Solutions	225	Owned	Karns City, Pennsylvania
Dickinson facility	Specialty Products and Solutions	28	Owned	Dickinson, Texas
Missouri facility	Specialty Products and Solutions	22	Owned	Louisiana, Missouri
Calumet Packaging facility	Performance Brands	10	Leased	Shreveport, Louisiana
Royal Purple facility	Performance Brands	20	Owned	Porter, Texas
(1)	We lease, with a purchase option, 870 acres of land nearby for strategic expansion.
(2)	Montana Renewables LLC, an unrestricted subsidiary of the Company, leases certain property from the Company.

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

Office Facilities

In addition to our principal properties discussed above, as of December 31, 2025, we were a party to a number of cancelable and noncancelable leases for certain properties, including our corporate headquarters in Indianapolis, Indiana. The corporate headquarters lease is for approximately 50,000 square feet of office space. The lease term expires in July 2035. Read Note 4 — “Leases” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” of this Annual Report for additional information regarding our leases.

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

As of February 27, 2026, the Company employed approximately 1,540 people who provide direct support to our operations. Of these employees, approximately 600 are covered by collective bargaining agreements.

Employees at the following locations are covered by the following separate collective bargaining agreements:

Facility	Union	Expiration Date
Cotton Valley	International Union of Operating Engineers	November 19, 2026
Princeton	International Union of Operating Engineers	August 20, 2028
Dickinson	International Union of Operating Engineers	December 12, 2028
Shreveport	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union	April 30, 2026
Missouri	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union	April 30, 2028
Karns City	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union	January 31, 2027
Great Falls	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial and Service Workers International Union	July 31, 2026

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

Inclusion and Workplace Culture

We are committed to maintaining a culture where inclusion and belonging are core philosophies across our operations, including, but not limited to, our decisions around recruitment, promotion, transfer, leaves of absence, compensation, opportunities for career support and advancement, job performance and other relevant job-related criteria. We are committed to making opportunities for development and progress available to all employees so their talents can be fully developed to maximize our and their success. We believe that creating an environment that cultivates a sense of belonging requires encouraging employees to continue to educate themselves about each other’s experiences, and we strive to promote the respect and dignity of all persons. We also believe it is important that we foster education, communication and understanding about inclusion and belonging.

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

Item 1A. Risk Factors

An investment in our common stock involves a significant degree of risk. Before you invest in our common stock, you should carefully consider the risk factors discussed or referenced below. If any of the risks discussed below were actually to occur, our business, financial position or results of operations could be materially adversely affected. The disclosures in this section reflect our beliefs and opinions as to factors that could materially and adversely affect us in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past.

Risks Related to our Business

Results of Operations and Financial Condition

Our business depends on supply and demand fundamentals, which can be adversely affected by numerous macroeconomic factors outside of our control and which may in turn impact our operational and financial performance, including our ability to execute our business strategies in the expected time frame.

Such macroeconomic factors include:

●	reduction in the demand for, and the marketability of, our specialty products due to governmental regulations;
●	increased volatility in product margins;
●	the ability or willingness of our suppliers to provide raw materials, equipment, services or supplies for our operations or otherwise fulfill their contractual obligations, which could reduce our production levels or otherwise impact our ability to deliver refined or finished lubricant products timely or at all;
●	the ability or willingness of our customers to fulfill their contractual obligations or any material reduction in, or loss of, orders or revenue from our customers;
●	occurrence of operational hazards, including terrorism, cyberattacks or domestic vandalism, as well as information system failures or communication network disruptions;
●	increased cost and reduced availability of capital for growth or maintenance expenditures;
●	availability and operability of terminals, tankage and pipelines that store and transport our feedstocks and products;
●	the amount of our borrowing base under our revolving credit facility and our ability to issue letters of credit or the requirement that we post substantial amounts of credit support;
●	the impairment of our long-lived assets or goodwill, which could reduce our earnings;
●	the impact of any economic downturn, recession, inflationary pressures, increases in interest rates, government shutdowns, or other disruptions of the U.S. and global economies and financial and commodity markets; and
●	political tensions, conflicts and war, such as the ongoing conflicts in Ukraine, Venezuela and the Middle East.

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

A widely used benchmark to track margins in the fuel products industry is the Gulf Coast 2/1/1 crack spread (“Gulf Coast crack spread”), which represents the gross margin assuming that two barrels of a benchmark crude oil are converted, or cracked, into one barrel of gasoline and one barrel of diesel. The Gulf Coast 2/1/1 crack spread ranged from a high of

$34.05 per barrel to a low of $16.70 per barrel during 2025 and averaged $24.04 per barrel during 2025 compared to an average of $17.02 in 2024.

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

We rely on borrowings and letters of credit under our revolving credit facility to purchase feedstocks for our facilities for use in our operations. The borrowing base under our revolving credit facility is determined weekly or monthly depending upon availability levels or the existence of a default or event of default. Reductions in the value of our inventories as a result of lower crude oil prices could result in a reduction in our borrowing base, which would reduce the amount of financial resources available to meet our operating requirements. If, under certain circumstances, our available capacity under our revolving credit facility falls below certain threshold amounts, or a default or event of default exists, then our cash balances in a dominion account established with the administrative agent will be applied on a daily basis to our outstanding obligations under our revolving credit facility. In addition, decreases in the price of crude oil or increases in crack spreads may require us to post substantial amounts of cash collateral to our hedging counterparties in order to maintain our derivative instruments. If, due to our financial condition or other reasons, the borrowing base under our revolving credit facility decreases, we are limited in our ability to issue letters of credit or we are required to post substantial amounts of cash collateral to our hedging counterparties, our liquidity, financial condition and our ability to make payments on our debt obligations could be materially and adversely affected. Read Part II, Item 7 “Management’s Discussion and

Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt and Credit Facilities” for additional information.

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

For example, daily prices for natural gas as reported on the NYMEX ranged between $5.29 and $2.70 per million British thermal unit (“MMBtu”) in 2025, and between $3.95 and $1.58 per MMBtu in 2024. Typically, electricity prices fluctuate with natural gas prices. Future increases in natural gas and utility prices may have a material adverse effect on our results of operations. However, international natural gas prices have been more volatile, and more expensive, than domestic prices, which can provide a competitive advantage to domestic plants. This dynamic means that market product prices may increase more than our utility costs, creating higher margins when natural gas and utility costs increase less than international competitors’ utility prices. Natural gas and utility costs constituted approximately 14.0% and 10.3% of our total operating expenses included in cost of sales for the years ended December 31, 2025 and 2024, respectively. As prices and industry competitive dynamics change, it could adversely affect our profitability and the amount of cash available for payments of our debt obligations.

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

Competition in our industries is intense, and an increase in competition in the markets in which we sell our products could adversely affect our earnings and profitability.

We compete with a broad range of companies within our industries. Because of some of our competitors’ geographic diversity, larger and more complex refineries, integrated operations and greater resources, some of our competitors may be better able to withstand volatile market conditions, to obtain crude oil and renewable feedstocks in time of shortage and to bear the economic risks inherent in all areas of the industries.

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

Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. We depend on information technology systems to run our business. In addition, our use of the internet, cloud services and other public networks, exposes our business and that of other third parties with whom we do business to cybersecurity threats. Geopolitical tensions or conflicts may further heighten the risk of cybersecurity incidents. Additionally, the emergence and maturation of artificial intelligence capabilities may also lead to new and/or more sophisticated methods of attack, including fraud that relies upon “deep fake” impersonation technology or other forms of generative automation that may scale up the efficiency or effectiveness of cybersecurity attacks. Such incidents could lead to unauthorized access to data and systems, intentional or inadvertent releases of confidential information, including personally identifiable information, corruption of data and disruption of critical systems and operations. Despite the security measures we have in place and any additional measures we may implement in the future, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, ransomware attacks, phishing attacks, inadvertent data disclosures, programming errors, human errors or malfeasance, acts of vandalism or other events. Moreover, these threats are constantly evolving, thereby making it more difficult to successfully defend against them or to implement adequate preventive measures. We may not have the current capability to detect certain vulnerabilities, or may not detect them in a timely manner, which may allow those vulnerabilities to persist in our systems over long periods of time. We have experienced in the past, and may continue to experience attempts, to gain unauthorized access to our information systems. Any disruption of our systems or cybersecurity incident or event resulting in the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us directly or our third-party service providers, could damage our reputation, expose us to the risks of litigation and liability or regulatory fines, penalties or intervention, disrupt our business, require us to incur significant costs to remediate damage resulting from the incident or improve our information technology systems, or otherwise affect our results of operations, which could materially and adversely affect our business, results of operations or financial condition. In addition, as cybersecurity incidents continue to evolve in magnitude and sophistication, and our reliance on digital technologies continues to grow, we have expended and expect to continue to expend additional resources in order to continue to enhance our cybersecurity measures and to investigate and remediate any digital systems, related infrastructure, technologies and network security vulnerabilities. While we carry cyber insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.

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

Artificial intelligence (“AI”) presents risks and challenges that could impact our business, including breaches of privacy or security incidents related to the use of AI. We are integrating AI tools into our systems, and our third-party service providers as well as our competitors may also develop or use such tools. AI may become more important to our operations or to our future growth over time. There can be no assurance that we will realize the desired or anticipated benefits, or any benefits, and we may not properly implement such technology. In addition, we or our AI service providers may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection, compliance, and transparency, among others, which could inhibit our or our service providers’ ability to maintain an adequate level of functionality or service. Our service providers may also incorporate AI into their services without disclosing such use to us, or fail to disclose risks presented by their use of AI. There is a risk that AI tools used by us or by our service providers could produce inaccurate or unexpected results or behaviors that could harm our business, customers or reputation. Our competitors or other third parties may incorporate AI in their business operations more quickly or more successfully than we do, which may negatively impact our ability to compete effectively.  Additionally, the complex and rapidly evolving landscape around AI may expose us to claims, inquiries, demands and proceedings by private parties and regulatory authorities and subject us to legal liability as well as reputational harm. New laws and regulations are being adopted in various jurisdictions globally, including in the United States and European Union, and existing laws and regulations may be interpreted in ways that would affect our business operations and the way in which we use AI. Any of these outcomes could impair our ability to compete effectively, damage our reputation, result in the loss of our or our customers’ property or information and/or materially adversely affect our business, financial condition and results of operations.

Indebtedness; Financing

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

When we executed the Shreveport Supply and Offtake Agreement, the inventories associated with such agreement were taken out of our revolving credit facility borrowing base. Should an early termination event occur, pursuant to the terms of the Supply and Offtake Agreement, we would need to seek alternative sources of financing, such as putting the inventory associated with the Shreveport Supply and Offtake Agreement back into our revolving credit facility, to meet our obligation to repurchase the inventory at then current market prices. In addition, upon expiration of the Shreveport Supply and Offtake Agreement, the cost of repurchasing the inventory may be at higher prices than we sold the inventory. If the price of the applicable products is well above the price at which we sold the inventory, we would have to pay more for the inventory than the price we sold the inventory. If this is the case at the time of termination and we are unable to include the inventory associated with the Shreveport Supply and Offtake Agreement in our borrowing base, we could suffer a significant reduction in liquidity if J. Aron terminates the Shreveport Supply and Offtake Agreement and we have to repurchase the inventories.

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business.

We had approximately $2.3 billion of outstanding indebtedness as of December 31, 2025, including $815.4 million of indebtedness at MRL, an unrestricted subsidiary of the Company and for which the parent Company is not a guarantor. We have availability for borrowings of approximately $242.5 million under our senior secured revolving credit facility. We have the ability to incur additional debt, including the ability to borrow up to an aggregate principal amount of $650.0 million at any time, subject to borrowing base limitations, under our revolving credit facility. A tranche of the revolving credit facility includes a $50.0 million senior secured first loaned in and last to be repaid out (“FILO”) revolving credit facility. In addition, as of February 27, 2026, MRL had approximately $815.4 million of outstanding indebtedness under a loan guarantee agreement (the “DOE Facility”) with the U.S. Department of Energy (“DOE”) and MRL has the ability to draw additional tranches of up to $624.6 million through the anticipated completion of this project in 2028. Calumet is not a guarantor of MRL indebtedness. Our substantial indebtedness could adversely affect our results of operations, business and financial condition, and our ability to meet our debt obligations. In addition, our level of indebtedness could have important consequences to us, including the following:

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

Our revolving credit facility also contains a springing financial covenant which provides that only if our availability to borrow loans under the revolving credit facility falls below the sum of (a) the greater of (i) (x) 15% of the borrowing base then in effect at any time that the refinery asset borrowing base component is greater than $0 and (y) 10% of the borrowing base then in effect at any time that the refinery asset borrowing base component is equal to $0 and (ii) $45.0 million (which amount is subject to certain increases) plus (b) the amount of FILO Loans (as defined in the Credit Agreement) outstanding, then we will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.0 to 1.0. As of December 31, 2025, the Company was in compliance with all covenants under the revolving credit facility.

Our existing indebtedness imposes, and any future indebtedness may impose, a number of covenants on us regarding collateral maintenance and insurance maintenance. As a result of these covenants and restrictions, we will be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.

Our ability to comply with the covenants and restrictions in our various financing arrangements, including our revolving credit facility, the DOE Facility, our secured hedge agreements and the indentures governing our senior notes may be materially adversely affected by events beyond our control.

If market or other economic conditions deteriorate, our ability to comply with these covenants and restrictions may be impaired. A failure to comply with the covenants, ratios or tests in our revolving credit facility, the DOE Facility, our secured hedge agreements, the indentures governing our senior notes or any other current or future indebtedness could result in an event of default under our revolving credit facility, our secured hedge agreements, the indentures governing our senior notes or our future indebtedness, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. Among other things, in the event of any default on our indebtedness, our debt holders and lenders:

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

Borrowings under our revolving credit facility bears interest at a rate based on the daily Secured Overnight Financing Rate (“SOFR”). As of December 31, 2025, we had $94.6 million outstanding borrowings under our revolving credit facility and $75.2 million in standby letters of credit were issued under our revolving credit facility. The foregoing interest rates are subject to adjustment based on fluctuations in daily SOFR or the prime rate, as applicable. An increase in the interest rates associated with our floating-rate debt would increase our debt service costs and affect our results of operations. In addition, an increase in interest rates could adversely affect our future ability to obtain financing or materially increase the cost of any additional financing.

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

Our refining, blending and packaging site, terminal and related facility operations are subject to stringent federal, regional, state and local laws and regulations governing worker health and safety, the discharge of materials into the environment and environmental protection. These laws and regulations impose legal requirements that are applicable to our operations, including the obligation to obtain permits to conduct regulated activities, the incurrence of significant capital expenditures for air pollution control equipment to limit or prevent releases of pollutants from our facilities, the expenditure of significant monies in the application of specific health and safety criteria addressing worker protection, the requirement to maintain information about hazardous materials used or produced in our operations and to provide this information to required parties, and the incurrence of significant costs and liabilities for pollution resulting from our operations or from those of prior owners or operators of our facilities. Numerous federal and state governmental authorities, such as the U.S. EPA, OSHA, the Louisiana Department of Environmental Quality (“LDEQ”), and the Montana Department of Environmental Quality (“MDEQ”), have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring challenging and costly actions. From time to time, we receive notices of violation, other enforcement proceedings and regulatory inquiries from governmental agencies alleging non-compliance with applicable environmental and occupational health and safety laws and regulations. Failure to comply with such laws and regulations as well as any issued permits and orders may result in the assessment of administrative, civil, and criminal sanctions, including monetary penalties, the imposition of remedial or corrective action obligations or the incurrence of capital expenditures, the occurrence of delays or cancellations in the permitting, development or expansion of projects, litigation, and the issuance of injunctions limiting or preventing some or all of our operations.

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

Under the RFS provisions of the Clean Air Act, the EPA sets or adjusts volume mandates for the percentages of four compliance categories—cellulosic biofuel, biomass-based diesel, advanced biofuel, and total renewable fuel—to be blended into gasoline and diesel produced or imported during each calendar year. The EPA established these volume mandates for RFS program years 2023, 2024 and 2025 under final rules published in June 2023; the EPA further proposed RFS volume requirements for 2026 and 2027 in June 2025. We, and other refiners subject to RFS requirements, may meet those requirements by blending the necessary volumes of renewable transportation fuels into our production. To the extent that refiners cannot blend renewable fuels in the quantities required, those refiners may purchase renewable credits, referred to as RINs, which are created by blending done by others.

Our Shreveport and Great Falls refineries produce transportation fuels subject to the RFS volume mandates. Our annual RINs Obligation, which includes RINs that are required to be secured through either our own blending or through the purchase of RINs in the open market, is approximately 65 million RINs across the four compliance categories. However, the EPA granted certain of our refineries the small refinery exemption (“SRE”) provided by the RFS in past years including, most recently, in August 2025 for program years 2019 through 2024. Refineries that receive a SRE are not subject to the RFS renewable blending requirements for the exempt volume in the corresponding calendar year. We have submitted SRE petitions for our Shreveport and Great Falls refineries which are pending for 2025. Refer to Note 2 — “Summary of Significant Accounting Policies” under Part II, Item 8 “Financial Statements — Notes to Consolidated Financial Statements” for additional information relating to the status of SRE petitions for specific compliance years.

We cannot predict the final outcome of these matters or whether they may result in increased RFS program compliance costs. Moreover, the price of RINs remains subject to extreme volatility, with the potential for significant increases in price driven by political decisions rather than fundamentals. There also continues to be a shortage of advanced biofuel production resulting in increased difficulties meeting the original RFS program mandates. Our refineries produce a higher ratio of diesel than national averages, and since ethanol cannot be blended into diesel we therefore have a more difficult “compliance pathway” than average. The inability to receive an exemption under the RFS program for one or more of our refineries; any increase in the final minimum volumes of renewable fuels that must be blended with refined petroleum fuels; and/or any increase in the cost to acquire RINs may, individually or in the aggregate, have the potential to result in higher costs in connection with RIN compliance, which could be material.

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

The threat of climate change continues to attract considerable attention in the United States and foreign countries. As a result, numerous approaches have been taken by international, national, regional and state regulatory bodies to monitor and limit emissions of GHGs as well as to eliminate such future emissions. As a result, our operations and potentially the operations of our customers are subject to a series of regulatory, political, physical, litigation and financial risks associated with the production and processing of fossil fuels and emissions of GHGs. See Items 1 and 2 “Business and Properties — Environmental and Occupational Health and Safety Matters” for more discussion on the threat of climate change and restriction of GHG emissions.

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

There are also increasing financial risks if stockholders and bondholders concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Additionally, at times, the lending and investment practices of institutional lenders have been the subject of intensive lobbying efforts in recent years pressuring such lenders to not to provide funding for oil and natural gas producers. While we do not produce oil or natural gas, such developments could affect our cost and access to capital. Similarly, political, physical, financial and litigation risks may result in certain companies engaged in the oil and natural gas production business restricting, delaying or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing the ability to continue to operate in an economic manner, which also could reduce demand for our products and services.

The occurrence of one or more of these developments could have a material adverse effect on our business, financial condition, results of operations and cash flows. Moreover, the increased competitiveness of alternative energy sources (such as wind, solar, geothermal and tidal), as well as any regulatory or other incentives to conserve energy, could reduce demand for hydrocarbons and therefore for our products, which could lead to a reduction in our revenues and cash flow available for payments on our debt obligations. For example, the Inflation Reduction Act of 2022 contained tax inducements and other provisions that incentivize investment, development, and deployment of alternative energy sources and technologies, but many of these tax inducements have been rescinded by the current administration and/or The One Big Beautiful Bill Act (“OBBBA”).

We could incur substantial costs or disruptions in our business if we cannot obtain or maintain necessary permits and authorizations or otherwise comply with occupational, environmental and other laws and regulations.

Our operations require numerous permits and authorizations under various occupational, environmental, import/export, and other laws and regulations. These authorizations and permits are subject to revocation, renewal or modification and can require operational changes to limit impacts or potential impacts on the environment and/or the health or safety of workers. Changes in leadership or priorities at the federal or state level may result in more stringent conditions with respect to the acquisition of these authorizations and permits. Additionally, a violation of an authorization or permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions and/or facility shutdowns. Any or all of these matters could have a negative effect on our business, results of operations and cash flow available for payments on our debt obligations.

Our business involves the transportation by rail of crude oil, which involves risks of derailment, accidents and liabilities associated with cleanup and damages, as well as regulatory changes that may adversely impact our business, financial condition or results of operations.

Our operations involve the transportation of crude oil by rail on railcars that we lease. Past derailments of trains transporting crude oil in the U.S. and Canada have caused various regulatory agencies and industry organizations, as well as federal, state and municipal governments, to focus attention on transportation of flammable materials by rail. We cannot assure you that costs incurred to comply with any new standards and regulations will not be material to our business, financial condition or results of operations. In addition, any derailment involving crude oil that we have purchased or are shipping may result in claims being brought against us that may involve significant liabilities. Although we believe that we are adequately insured against such events, we cannot provide assurance that our policies will cover the entirety of any damages that may arise from such an event.

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

Montana Renewables was formed in 2021 and has a limited operating history, distributing renewable fuels since December 2022. The Company is experienced in operating facilities, such as the Montana Renewables facility, and expects to continue to leverage the Company’s operating experience, as well as its experience in selling and distributing renewable fuels.

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

The occurrence of such events could significantly reduce or eliminate revenues generated by Montana Renewables and significantly increase the expenses of Montana Renewables, thereby jeopardizing the ability of Montana Renewables to generate revenues sufficient to pay its outstanding debt obligations. While the Company maintains insurance to protect against certain of these operating risks, the proceeds of such insurance may not be adequate to cover Montana Renewable’s lost revenues or increased costs. Under such circumstances, no assurance can be given concerning the ability of Montana Renewables to generate sufficient revenues to make timely payments of its debt obligations.

Montana Renewables Holdings LLC (“MRHL”) may also face civil liabilities or fines in the ordinary course of its business as a result of damages to third parties. These liabilities may result in the MRHL making indemnification payments in accordance with applicable laws to the extent and in the amount that such indemnification payments are not covered by the Company’s insurance policies.

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

All permits and approvals issued by governmental agencies expire and must be renewed if the permitted activity is not complete. Renewals of operating permits require ongoing compliance and may result in new requirements being imposed by governmental agencies. There is no assurance that required renewals will be obtained when required to continue operation or that the Montana Renewables facility will be able to satisfy the requirements for renewal or continued operation. The inability to maintain required permits in force and effect, and their amendment, suspension or revocation would have adverse effects on the Montana Renewables facility’s operations and our financial performance. Additionally, as a result of the DOE Loan, Montana Renewables is subject to various covenants and compliance requirements, such as paying prevailing wages and complying with the Davis-Bacon Act of 1931. These additional requirements could result in increased compliance costs and any failure to comply with these requirements could have a material adverse effect on the Company.

A significant component of our product margin consists of a variety of government subsidies, incentives and mandates, and any changes in law that eliminate or reduce these subsidies, incentives and mandates would have a material adverse impact on our results of operations and financial condition.

As with many producers, our margins are supported by federal, state and provincial government programs that incentivize the production, blending and use of renewable and low-carbon fuels. While the general trend over time has been for these programs to expand both in number and scope, such continued growth is not guaranteed and is subject to potential changes in political and public support. For example, since the enactment of the U.S. blender’s tax credit (“BTC”) (Section 40A of the IRC) in 2004 with specified sunset dates, there have been several occasions where the renewal and extension of the credit has been in doubt, only for it to be renewed and extended close to (and in some cases, after) expiration. Many factors affect political and public support, which cannot be fully evaluated or predicted at this time.

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

Montana Renewables balance sheet includes a Loan Guarantee Agreement (the “LGA”) with the U.S. Government.

On January 10, 2025, Montana Renewable and the U.S. Department of Energy entered into a Loan Guarantee Agreement whereby Montana Renewables may borrow from the Federal Finance Bank of the U.S. Treasury, and DOE will guarantee repayment of that indebtedness (the “DOE Loan”). Calumet is not a guarantor. On January 28, 2025 MRL drew a first advance of approximately $782 million at a 15-year tenor and an interest rate of 4.884%. The LGA gives DOE the right to approve certain activities which may limit MRL freedom of action or conflict with stockholder interests.  Should MRL default under the LGA the repayment of MRL indebtedness would be accelerated.

Risk Related to our Material Weakness

We have remediated the material weaknesses previously reported in our internal control over financial reporting, but if we identify additional material weaknesses in the future or fail to maintain an effective system of internal control we may not be able to accurately and timely report our financial results, which may affect investor confidence and cause us to incur additional costs resulting in adverse impacts to our results of operations.

As a public company, we are required to establish and periodically evaluate procedures with respect to our disclosure controls and procedures and our internal control over financial reporting. In the course of preparing our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025, we identified an error in the Company’s historical unaudited condensed consolidated statements of cash flows for the periods ended March 31, 2025 and June 30, 2025 that caused a misclassification of certain amounts between cash flow from operating activities and cash flows from financing activities.  A material weakness is a deficiency, or combination of deficiencies, in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.  After completing several remedial actions as described in Part II, Item 9A “Controls and Procedures” we have remediated the previously identified material weaknesses as of December 31, 2025.

However, there can be no assurance that the measures we have taken to date, or any actions we may take in the future, will be effective in preventing or mitigating potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, additional weaknesses in our disclosure controls and procedures and internal control over financial reporting may be discovered in the future. If we are then unable to remediate the material weaknesses in a timely manner and further implement and maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process, and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could result in material misstatements in our financial statements that may continue undetected or a restatement of our financial statements for prior periods. This may negatively impact the public perception of the Company and cause investors to lose confidence in the accuracy and completeness of our financial reports, harm our ability to raise capital on favorable terms, or at all, in the future, and subject us to litigation or investigations by regulatory authorities, which could require additional financial and management resources or otherwise have a negative impact on our financial condition.

In addition, we have incurred and expect to continue to incur significant expenses and devote substantial management effort toward our efforts to achieve and maintain effective internal control over financial reporting. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition. Although we have already implemented various actions to remediate the material weakness, we may find in the future that we do not have adequate systems, processes or personnel with the appropriate level of knowledge over financial reporting required of public companies and may need to take additional remediation steps in the future, or engage outside consultants, which will increase our operating expenses.

We reached a determination to restate certain of our previously issued unaudited condensed consolidated financial statements, which may affect investor confidence.

We previously reached a determination to restate our unaudited consolidated financial statements and related disclosures for the quarters ended March 31, 2025 and June 30, 2025, following the identification of an error in the unaudited condensed consolidated statements of cash flows as a result of the misclassification of certain amounts between cash flows from operating activities and cash flows from financing activities. As a result, we have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures

Risks Related to Our Common Stock

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

Additionally, as of February 26, 2026, The Heritage Group and certain of their affiliates beneficially owned approximately 19.4% of the outstanding shares of our common stock (prior to any potential dilution resulting from exercise of the warrants). The Sponsor Parties have registration rights with respect to the shares of common stock they receive pursuant to the Conversion. Pursuant to the Registration Rights Agreement, we have filed a shelf registration statement with respect to the registrable securities under the Registration Rights Agreement. No more than two times in any 12-month period, the Sponsor Parties may request to sell all or any portion of their registrable securities in an underwritten offering so long as the total offering price is reasonably expected to exceed $25 million. We also agreed to provide customary “piggyback” registration rights to the Sponsor Parties. The Registration Rights Agreement also provides that we will pay certain expenses relating to such registrations and indemnify the stockholders against certain liabilities. The Sponsor Parties’ shares of common stock is currently eligible for sale into the market without volume limitations. Because of the substantial size of the Sponsor Parties’ holdings, the sale of a significant portion of these shares, or a perception in the market that such a sale is likely, could have a significant impact on the market price of such shares.

Risks Related to Tax Matters

Compliance with and changes in tax laws could adversely affect our performance.

The Company is subject to extensive tax liabilities, including federal, state, local and foreign taxes such as income, excise, sales/use, payroll, franchise, property, gross receipts, withholding and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations, such as OBBBA, are continuously being enacted or proposed and could result in increased expenditures for tax liabilities in the future. These liabilities are subject to periodic audits by the respective taxing authorities, which could increase our tax liabilities. Subsequent changes to our tax liabilities as a result of these audits may also subject us to interest and penalties. There can be no certainty that our federal, state, local or foreign taxes could be passed on to our customers.

We are currently unable to fully utilize the CFPCs that we generate, and as such, we are exposed to fluctuations in the market prices of CFPCs and the potential unavailability of third parties willing to purchase CFPCs.

The CFPCs that we generate can be realized by applying them to the Company’s federal income tax liability or selling CFPCs in the secondary market at a discounted rate.  We are currently unable to fully utilize the CFPCs that we generate. For example, we generated $102.5 million of CFPCs during the year ended December 31, 2025 and we currently intend to sell all of such CFPCs in the secondary market. As a result, we are exposed to fluctuations in the market prices of CFPCs and the potential unavailability of third parties willing to purchase CFPCs. If the prevailing market prices of CFPCs decline or if we are unable to sell our available CFPCs in a timely manner or at all, we may realize significantly less than the notional value of the CFPCs that we generate, which could have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We maintain a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. An analysis of the impact, likelihood, and management preparedness of cybersecurity threats to our strategic priorities is integrated into our enterprise risk management program and enterprise risk assessment process. This is intended to provide cross-functional visibility, as well as executive leadership oversight, to address and mitigate associated risks. Our internal IT group audits our information security programs, and the results are reported to our executive management and the Risk Committee of our Board of Directors by the Vice President of Information Technology. We also engage third-party firms to identify, assess, and manage cybersecurity risks in alignment with cybersecurity standards. We further employ systems and processes designed to oversee, identify, and reduce the potential impact of a cybersecurity incident at a third-party vendor, service provider or customer or otherwise implicating the third-party technology and systems we use. We also carry cybersecurity insurance to protect against potential losses arising from a cybersecurity incident. Our policies and procedures also address the oversight, identification, and mitigation of cybersecurity risks associated with our use of third-party service providers.

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

Our Vice President of Information Technology, who has extensive cybersecurity knowledge and skills gained from over twenty years of work experience at the Company and elsewhere, heads the team responsible for implementing, monitoring and maintaining cybersecurity and data protection practices across our business and reports directly to the Executive Vice President — Chief Financial Officer. The Vice President of Information Technology receives reports on cybersecurity threats from a number of experienced information security officers responsible for various parts of the business on an ongoing basis and in conjunction with management, regularly reviews risk management measures implements by the Company to identify and mitigate data protection and cybersecurity risks. Our Vice President of Information Technology works with Legal to oversee compliance with legal, regulatory, and contractual security requirements. In addition, the Company routinely provides various types of cybersecurity trainings to its employees.

Our Board has delegated the primary responsibility to oversee cybersecurity matters to the Risk Committee. Aside from more immediate reporting of certain incidents to our Board of Directors as described above, our Vice President of Information Technology provides our Risk Committee an update on cybersecurity at least every other quarter and more often as necessary. This update includes metrics on the effectiveness of technical and human security controls, cybersecurity training program compliance, internal and third-party cybersecurity incidents, and cybersecurity risks.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted and traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “CLMT.” As of February 27, 2026, there were approximately 17 registered holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions. As of February 27, 2026, there were 86,776,552 shares of our common stock outstanding.

We do not expect to pay dividends for the foreseeable future. Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our results of operations, financial condition, capital requirements, investment opportunities, and restrictions under our debt agreements.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The historical consolidated financial statements included in this Annual Report reflect all of the assets, liabilities and results of operations of Calumet, Inc. and its consolidated subsidiaries (“Calumet,” the “Company,” “we,” “our,” or “us”). The following discussion analyzes the financial condition and results of operations of the Company for the years ended  December 31, 2025, 2024, and 2023, respectively. Stockholders should read the following discussion and analysis of the financial condition and results of operations of the Company in conjunction with the historical consolidated financial statements and notes included elsewhere in this Annual Report.

Overview

We manufacture, formulate and market a diversified slate of specialty branded products and renewable fuels to customers across a broad range of consumer-facing and industrial markets. We are headquartered in Indianapolis, Indiana and operate twelve facilities throughout North America.

Our operations are managed using the following reportable segments: Specialty Products and Solutions; Performance Brands; Montana/Renewables; and Corporate. For additional information, refer to Note 18 — “Segments and Related Information” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.” In our Specialty Products and Solutions segment, we manufacture and market a wide variety of solvents, waxes, customized lubricating oils, white oils, petrolatums, gels, esters, and other products. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for consumer-facing and industrial products. In our Performance Brands segment, we blend, package and market high performance products through our Royal Purple, Bel-Ray, and TruFuel brands. Our Montana/Renewables segment is comprised of two facilities — renewable fuels and specialty asphalt. At our Montana renewable fuels facility, we process a variety of geographically advantaged renewable feedstocks into renewable diesel, sustainable aviation fuel, and renewable naphtha that are distributed into renewable markets in the western half of North America. At our Montana specialty asphalt facility, we process Canadian crude oil into conventional gasoline, diesel, jet fuel and specialty grades of asphalt, with production sized to serve local markets. Our Corporate segment primarily consists of general and administrative expenses not allocated to the Specialty Products and Solutions, Performance Brands or Montana/Renewables segments.

Recent Developments

9.75% Senior Notes due 2031

On January 12, 2026, Calumet Specialty Products Partners, L.P. (the “Partnership”) and Calumet Finance Corp. (“Finance Corp.” and, together with the Partnership, the “Issuers”), each a subsidiary of the Company, issued $405.0 million aggregate principal amount of a new series of the Issuers’ 9.75% Senior Notes due 2031 (the “2031 Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Company subsequently redeemed all of the Issuers’ outstanding 11.00% Senior Notes due 2026 (the “2026 Notes”) and all of the Issuers’ outstanding 8.125% Senior Notes due 2027 (the “2027 Notes”) on or before January 21, 2026. Refer to Note 21 — “Subsequent Events” under Part II, Item 8 “Financial Statements — Notes to Consolidated Financial Statements” for further information.

Ninth Amendment to Third Amended and Restated Credit Agreement

On January 23, 2026, the Company entered into the Ninth Amendment to the Third Amended and Restated Credit Agreement (the “Ninth Amendment”). The Ninth Amendment amended the Third Amended and Restated Credit Agreement, dated as of February 23, 2018 (the “Credit Agreement”), by and among Calumet GP, LLC, Calumet Specialty Products Partners, L.P., certain subsidiaries of the Company party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent. Among other changes, the Ninth Amendment modified the Credit Agreement to (i) extend the maturity date to January 23, 2031, (ii) provide for commitments of $500.0 million, subject to borrowing base limitations, (iii) revise certain covenants, representations and warranties, events of default and other terms to permit the Company or one or more of its subsidiaries to consummate one or more new inventory financing transactions, subject in each case to the Company’s satisfaction of certain customary conditions and (iv) provide for a reduction of commitments under the Credit Agreement from $500.0 million to $425.0 million if any such inventory financing transaction is consummated. Refer to Note 21 — “Subsequent Events” under Part II, Item 8 “Financial Statements — Notes to Consolidated Financial Statements” for further information.

Hedging Activities

During the fourth quarter of 2025, the Company entered into crack spread swaps for 10,000 barrels per day, which is approximately 25% of the Company’s expected fuels production. Refer to Note 9 — “Derivatives” under Part II, Item 8 “Financial Statements — Notes to Consolidated Financial Statements” for additional information.

2025 Update

Outlook and Trends

During the fourth quarter of 2025, our business continued to benefit from strong and reliable operations. In the fourth quarter, we achieved an operational milestone, setting a new production record in our Specialty Products and Solutions segment. At Montana Renewables, we continue to meet or outperform our operational cost targets and demonstrate success in monetizing Section 45Z Clean Fuel Production Tax Credits (“CFPCs”). This enhanced operational performance is a direct result of the capital investments we have made over the past few years on projects designed to improve asset reliability.

In our Specialties Products and Solutions and Performance Brands segments, we continue to benefit from an attractive specialty product margin environment. Compared to the third quarter, our fuels and asphalt business benefitted from improved commodity margins. Demand for our products in these businesses remained strong in comparison to historical averages and we continue to leverage the benefits of our fully integrated specialty business in this market. We expect the current margin environment for both specialty products and fuel based products to continue into the first quarter of 2026.

In our Montana/Renewables segment, we maintain our outlook of strong demand for renewable fuel products. We believe long-term demand for renewable fuel products will continue to grow as a result of the increased Federal policy focus on domestic fuel production, expansion of both voluntary and mandatory corporate decarbonization targets, particularly the global aviation industry, strategic alignment with the agricultural industry as a source of renewable feedstocks, broad sustainability initiatives, and Federal, State, Provincial and local governmental mandates and incentives that have been passed or announced in North America and globally. In aviation, forecasted SAF availability falls short of the necessary emissions reductions that would be required to reach established decarbonization and/or net-zero goals, which will drive SAF pricing. We believe that our advantage as a first-mover in the renewable fuels market positions us as a key producer for potential offtake partners to help them reach their announced targets.

Our Montana specialty asphalt facility continued to be impacted by narrower than usual WCS-WTI spreads in the fourth quarter, but is beginning to experience marginal benefit from the widening of heavy crude oil spreads in response to recent market and geopolitical events. The facility remains strategically advantaged due to its local access to cost-advantaged Canadian conventional crude oil, while producing additional fuels and refined products for delivery into the regional market. Due to its strategic location and logistical capabilities, we believe that our Montana specialty asphalt facility is well-positioned to continue to serve long-standing customers in the regional market.

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

Contingencies

For a summary of litigation and other contingencies, read Note 6 — “Commitments and Contingencies” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.” Based on information available to us at the present time, we do not believe that any liabilities beyond the amounts already accrued, which may result from these contingencies, will have a material adverse effect on our liquidity, financial condition or results of operations.

Financial Results

We reported a net loss of $33.8 million in 2025, versus net loss of $222.0 million in 2024. We reported Adjusted EBITDA with Tax Attributes (as defined in Item 7 “Management’s Discussion and Analysis — Non-GAAP Financial Measures”) of $293.3 million in 2025, versus $229.3 million in 2024. We generated cash from operating activities of $108.9 million in 2025, versus using cash from operating activities of $46.4 million in 2024.

Read Item 7 “Management’s Discussion and Analysis — Non-GAAP Financial Measures” for a reconciliation of EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes to Net income (loss), our most directly comparable financial performance measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”).

Specialty Products and Solutions segment Adjusted EBITDA was $291.8 million in 2025 compared to $222.5 million in the prior year. The year-over-year increase was driven by stronger commodity margins and improved operational reliability across our integrated asset base. Enhanced reliability and throughput enabled greater margin capture and higher sales volumes, contributing meaningfully to the improvement in results.

Montana/Renewables segment Adjusted EBITDA was negative $50.8 million in 2025 compared to $22.3 million in 2024. Montana/Renewables segment Adjusted EBITDA with Tax Attributes was $31.3 million in 2025 compared to $22.3 million in 2024. Compared to the prior year, Montana/Renewables segment Adjusted EBITDA with Tax Attributes was favorably impacted by improved operational reliability, as well as significant reductions in our operating costs. In our renewable fuels business, margins continued to be depressed by the current Renewable Volume Obligation’s disconnection with industry supply of biomass-based diesel. In our legacy specialty asphalt business, improvements in margin contributed $5.0 million in additional year-over-year Adjusted EBITDA with Tax Attributes, but were constrained by a tighter than usual WCS-WTI spread.

Performance Brands segment Adjusted EBITDA was $47.9 million in 2025 compared to $57.4 million in 2024. Compared to the prior year,  Results reflected the impact of the Royal Purple Industrial divestiture; however, excluding the divested business, underlying margin performance improved year-over-year, supported by stronger TruFuel results driven by stabilized input costs and resilient pricing This segment continues to strengthen its position in consumer channels.   The prior year also included $5.8 million of insurance proceeds that did not recur in 2025.

Corporate segment Adjusted EBITDA was negative $77.7 million in 2025 versus negative $72.9 million in 2024 primarily due to higher labor and benefits related expenses.

Liquidity Update

As of December 31, 2025, we had total liquidity of $447.6 million comprised of $125.1 million of unrestricted cash, $80.0 million of restricted cash and $242.5 million of availability under our revolving credit facilities. As of December 31, 2025, our revolving credit facilities had a $412.3 million borrowing base, $94.6 million in outstanding borrowings and $75.2 million of outstanding standby letters of credit. We believe we will continue to have sufficient liquidity from cash on hand, projected cash flow from operations, borrowing capacity and other means by which to meet our financial commitments, debt service obligations, contingencies, and anticipated capital expenditures for at least the next 12 months. Read Item 7 “Management’s Discussion and Analysis — Liquidity and Capital Resources” and Part I, Item 1A. “Risk Factors” for additional information.

On January 23, 2026, the Company entered into the Ninth Amendment to the Third Amended and Restated Credit Agreement (the “Ninth Amendment”). Refer to “— Recent Developments — Ninth Amendment to Third Amended and Restated Credit Agreement” for further information.

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

For the year ended December 31, 2025, we recorded a gain of $114.1 million for RINs, as compared to a gain of $31.9 million for RINs for the year ended December 31, 2024. The fiscal year 2025 gain reflects a reduction in the RINs Obligation liability recorded on the Company’s consolidated balance sheets as a result of the Small Refinery Exemptions received from EPA in August 2025, partially off-set by a significant increase in RINs prices. The fiscal year 2024 gain reflects a reduction in the RINs Obligation liability recorded on the Company’s consolidated balance sheets, primarily due to lower RINs prices. Our gross RINs Obligation, which includes RINs that are required to be secured through either our own blending or through the purchase of RINs in the open market, is spread across four compliance categories (D3, D4, D5 and D6). The gross RINs obligations may be satisfied by our own renewables blending, RIN purchases, or receipt of small refinery exemptions.

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

Unrestricted Subsidiaries

Refer to Note 19 — “Unrestricted Subsidiaries” under Part II, Item 8 “Financial Statements — Notes to Consolidated Financial Statements” for further information regarding certain financial information of our unrestricted subsidiaries.

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

Segment Adjusted gross profit. Specialty Products and Solutions, Montana/Renewables and Performance Brands products segment Adjusted gross profit measures are useful as they exclude transactions not related to our core cash operating activities and provide metrics to analyze the profitability of the core cash operations of our segments. We define segment Adjusted gross profit as segment gross profit excluding the impact of (a) LCM inventory adjustments; (b) the impact of liquidation of inventory layers calculated using the LIFO method; (c) RINs mark-to-market adjustments; (d) RINs incurrence expense; (e) depreciation and amortization; and (f) all extraordinary, unusual or non-recurring items of revenue or cost of sales.

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

	Year Ended December 31,
	2025	2024	2023

	(In bpd)
Total sales volume (1)	90,468	88,007	79,805
Facility production:
Specialty Products and Solutions:
Lubricating oils	12,012	11,927	10,358
Solvents	7,675	7,494	7,208
Waxes	1,405	1,415	1,326
Fuels, asphalt and other by-products	39,537	36,390	37,353
Total Specialty Products and Solutions	60,629	57,226	56,245
Montana/Renewables:
Gasoline	3,480	3,556	3,898
Diesel	2,642	2,830	2,941
Jet fuel	525	472	449
Asphalt, heavy fuel oils and other	3,779	3,983	4,483
Renewable fuels	11,270	9,848	6,314
Total Montana/Renewables	21,696	20,689	18,085

Performance Brands	1,570	1,739	1,474

Total facility production	83,895	79,654	75,804
(1)	Total sales volume includes sales from the production at our facilities and certain third-party facilities pursuant to supply and/or processing agreements, sales of inventories and the resale of crude oil to third-party customers. Total sales volume includes the sale of purchased blendstocks.

The following table reflects our consolidated results of operations and includes the non-GAAP financial measures EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes. For a reconciliation of EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes to Net income (loss), our most directly comparable financial performance measure calculated and presented in accordance with GAAP, read “Non-GAAP Financial Measures” (in millions):

	Year Ended December 31,
	2025	2024	2023

Sales	$4,137.1	$4,189.4	$4,181.0
Cost of sales	3,891.4	3,958.6	3,729.3
Gross profit	245.7	230.8	451.7
Operating costs and expenses:
Selling	47.9	55.7	54.9
General and administrative	123.8	145.5	133.0
Taxes other than income taxes	19.8	20.7	21.5
Loss on impairment and disposal of assets	1.3	2.0	3.5
Gain on sale of business	(55.8)	—	—
Other operating income	—	(1.2)	(28.4)
Operating income	108.7	8.1	267.2
Other income (expense):
Interest expense	(215.8)	(236.7)	(221.7)
Debt extinguishment costs	(47.4)	(0.4)	(5.9)
Gain on derivative instruments	8.7	9.3	9.9
Other income (expense):	19.4	(1.5)	0.2
Total other expense	(235.1)	(229.3)	(217.5)
Net income (loss) before income taxes	(126.4)	(221.2)	49.7
Income tax (benefit) expense	(92.6)	0.8	1.6
Net income (loss)	$(33.8)	$(222.0)	$48.1
EBITDA	$238.3	$164.5	$418.3
Adjusted EBITDA	$211.2	$229.3	$354.5
Adjusted EBITDA with Tax Attributes	$293.3	$229.3	$354.5

Non-GAAP Financial Measures

We include in this Annual Report the non-GAAP financial measures EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes. We provide reconciliations of EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes to Net income (loss), our most directly comparable financial performance measure calculated and presented in accordance with GAAP.

EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes are used as supplemental financial measures by our management and by external users of our financial statements, such as investors, commercial banks, research analysts and others, to assess:

●	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis;
●	the ability of our assets to generate cash sufficient to pay interest costs and support our indebtedness;
●	our operating performance and return on capital as compared to those of other companies in our industries, without regard to financing or capital structure; and
●	the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

We believe that these non-GAAP measures are useful to analysts and investors as they exclude transactions not related to our core cash operating activities and provide metrics to analyze our ability to pay interest to our noteholders. However, the indentures governing our senior notes contain covenants that, among other things, restrict our ability to pay dividends. We believe that excluding these transactions allows investors to meaningfully analyze trends and performance of our core cash operations.

We define EBITDA for any period as net income (loss) plus interest expense (including amortization of debt issuance costs), income taxes and depreciation and amortization. We believe net income (loss) is the most directly comparable GAAP measure to EBITDA.

During the first quarter of 2025, the CODM changed the definition and calculation of Adjusted EBITDA to exclude RINs incurrence expense (see item (k) below). The Company’s RINs incurrence expense is calculated by multiplying the RINs obligation in the period incurred (based on actual results) by the spot price on the day the RINs obligation is incurred for each accounting period. The resulting non-cash incurrence expenses are included in cost of sales in the statements of operations. The Company believes that this revised definition and calculation better reflects the performance of the Company’s business segments including cash flows because it excludes these non-cash fluctuations. Adjusted EBITDA has been revised for all periods presented to consistently reflect this change. For all periods presented in the Company’s consolidated balance sheets and consolidated results of operations, we did not purchase any RINs.

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

We define Adjusted EBITDA Margin as Adjusted EBITDA divided by sales.

We define Adjusted EBITDA with Tax Attributes for any period as Adjusted EBITDA plus the notional value of CFPCs, less the difference between the notional value of any CFPCs sold and the amount realized from such sales during the period.

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

EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes should not be considered alternatives to Net income (loss) or Operating income (loss) or any other measure of financial performance presented in accordance with GAAP. In evaluating our performance as measured by EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes, management recognizes and considers the limitations of these measurements. EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes do not reflect our liabilities for the payment of income taxes, interest expense or other obligations such as capital expenditures. Accordingly, EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes are only two of several measurements that management utilizes. Moreover, our definition of EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes may not be comparable to similarly titled measures of another company because all companies may not calculate EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes in the same manner.

The following tables present a reconciliation of Net income (loss), our most directly comparable GAAP financial performance measure to EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes for each of the periods indicated (in millions).

	Year Ended December 31,
	2025	2024	2023

Reconciliation of Net income (loss) to EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes
Net income (loss)	$(33.8)	$(222.0)	$48.1
Add:
Interest expense	215.8	236.7	221.7
Depreciation and amortization	148.9	149.0	146.9
Income tax (benefit) expense	(92.6)	0.8	1.6
EBITDA	$238.3	$164.5	$418.3
Add:
LCM / LIFO loss	$19.9	$12.3	$35.6
Unrealized gain on derivative instruments	(24.0)	(47.1)	$(33.0)
Debt extinguishment costs	47.4	0.4	5.9
Amortization of turnaround costs	41.0	38.0	36.1
Loss on impairment and disposal of assets	1.3	2.0	3.5
Gain on sale of business	(55.8)	—	—
RINs incurrence (gain) expense	(232.0)	34.5	94.0
RINs mark-to-market (gain) loss	156.0	(66.4)	(290.2)
Equity-based compensation and other items	14.4	19.7	20.2
Other (1)	(8.1)	75.5	60.9
Noncontrolling interest adjustments	12.8	(4.1)	3.2
Adjusted EBITDA	$211.2	$229.3	$354.5
Tax attributes (2)	82.1	—	—
Adjusted EBITDA with Tax Attributes	$293.3	$229.3	$354.5

(1)	For the year ended December 31, 2024, other non-recurring expenses included a $51.3 million realized loss on derivatives related to our inventory financing arrangements. For the year ended December 31, 2023, other non-recurring expenses included a $50.6 million charge to cost of sales for losses under firm purchase commitments.
(2)	Tax attribute amounts reflect 100% of the notional value of CFPCs generated for each respective period presented less any discounts on the sale of CFPCs. The CFPCs can be realized by applying the credits to the Company’s federal income tax liability or sold in a secondary market at a discounted rate.

The following table presents a reconciliation of Montana/Renewables Segment Net income (loss), our most directly comparable GAAP financial performance measure to Montana/Renewables Segment Adjusted EBITDA and Montana/Renewables Segment Adjusted EBITDA with Tax Attributes for each of the periods indicated (in millions).

	Year Ended December 31,
	2025	2024	2023

Reconciliation of Montana/Renewables Segment Net income (loss) to Segment Adjusted EBITDA and Segment Adjusted EBITDA with Tax Attributes:
Montana/Renewables Segment Net loss	$(145.1)	$(158.4)	$(137.0)
Add:
Depreciation and amortization	$109.5	$106.8	$95.2
LCM / LIFO loss	1.7	11.5	35.7
Loss on impairment and disposal of assets	—	1.1	3.5
Interest expense	63.8	70.4	65.4
Debt extinguishment costs	47.5	—	0.4
Unrealized gain on derivatives	—	—	(4.6)
RINs incurrence (gain) expense	(94.1)	5.6	22.3
RINs mark-to-market (gain) loss	47.4	(21.4)	(89.1)
Other	(6.3)	10.8	57.5
Equity-based compensation and other items	5.6	—	—
Income tax benefit	(93.6)	—	—
Noncontrolling interest adjustments	12.8	(4.1)	3.2
Montana/Renewables Segment Adjusted EBITDA	$(50.8)	$22.3	$52.5
Tax attributes (1)	82.1	—	—
Montana/Renewables Segment Adjusted EBITDA with Tax Attributes	$31.3	$22.3	$52.5
(1)	Tax attribute amounts reflect 100% of the notional value of CFPCs generated for each respective period presented less any discounts on the sale of CFPCs. The CFPCs can be realized by applying the credits to the Company’s federal income tax liability or sold in a secondary market at a discounted rate.

Year Ended December 31, 2025, Compared to Year Ended December 31, 2024

Sales. Sales decreased $52.3 million, or 1.2%, to $4,137.1 million in 2025 from $4,189.4 million in 2024. Sales for each of our principal product categories in these periods were as follows (in millions, except barrel and per barrel data):

	Year Ended December 31,
	2025	2024	% Change
Sales by segment:
Specialty Products and Solutions:
Lubricating oils	$752.0	$788.6	(4.6)%
Solvents	401.6	407.3	(1.4)%
Waxes	152.4	156.3	(2.5)%
Fuels, asphalt and other by-products (1)	1,327.0	1,437.1	(7.7)%
Total Specialty Products and Solutions	$2,633.0	$2,789.3	(5.6)%
Total Specialty Products and Solutions sales volume (in barrels)	23,194,000	22,868,000	1.4%
Average Specialty Products and Solutions sales price per barrel	$113.52	$121.97	(6.9)%
Montana/Renewables:
Gasoline	$128.1	$140.8	(9.0)%
Diesel	102.6	114.6	(10.5)%
Jet Fuel	19.6	18.2	7.7%
Asphalt, heavy fuel oils and other (2)	159.0	159.6	(0.4)%
Renewable fuels	783.8	631.7	24.1%
Total Montana/Renewables	$1,193.1	$1,064.9	12.0%
Total Montana/Renewables sales volume (in barrels)	9,236,000	8,717,000	6.0%
Average Montana/Renewables sales price per barrel	$129.18	$122.16	5.7%
Performance Brands:
Total Performance Brands (3)	$311.0	$335.2	(7.2)%
Total Performance Brands sales volume (in barrels)	591,000	626,000	(5.6)%
Average Performance Brands sales price per barrel	$526.23	$535.46	(1.7)%

Total sales	$4,137.1	$4,189.4	(1.2)%
Total Specialty Products and Solutions, Montana/Renewables, and Performance Brands sales volume (in barrels)	33,021,000	32,211,000	2.5%
(1)	Represents (a) by-products, including fuels and asphalt, produced in connection with the production of specialty products at the Shreveport, Princeton, Cotton Valley, Dickinson and Karns City facilities, and (b) polyol ester synthetic lubricants produced at the Missouri facility.
(2)	Represents asphalt, heavy fuel oils and other products produced in connection with the production of fuels at the Montana specialty asphalt facility.
(3)	Represents packaged and synthetic specialty products at our Royal Purple, Bel-Ray and Calumet Packaging facilities.

The components of the $156.3 million decrease in Specialty Products and Solutions segment sales in 2025, as compared to 2024, were as follows (in millions):

Dollar Change
Sales price	$(196.1)
Volume	39.8
Total Specialty Products and Solutions segment sales decrease	$(156.3)

Specialty Products and Solutions segment sales decreased period over period primarily due to lower crude oil prices in the current year period.  This impact was partially offset by improved operational reliability across our integrated asset base, resulting in higher throughput volumes. Our throughput volumes increased in the current year, despite a planned turnaround at our Shreveport facility in June 2025.

The components of the $128.2 million increase in Montana/Renewables segment sales in 2025, as compared to 2024, were as follows (in millions):

Dollar Change
Sales price	$64.7
Volume	63.5
Total Montana/Renewables segment sales increase	$128.2

Montana/Renewables segment sales increased due to improved operational reliability. Further, current year results were favorably impacted by higher renewable fuels product prices at our Montana Renewables facility in comparison to the prior year.

The components of the $24.2 million decrease in Performance Brands segment sales in 2025, as compared to 2024, were as follows (in millions):

Dollar Change
Sales price	$(5.3)
Volume	(18.9)
Total Performance Brands segment sales decrease	$(24.2)

Performance Brands segment sales decreased primarily due to lower sales volumes as a result of the divestiture of the Royal Purple Industrial business.

Gross Profit. Gross profit increased $14.9 million, or 6.5%, to $245.7 million in 2025 from $230.8 million in 2024. Gross profit for our business segments were as follows (in millions, except per barrel data):

	Year Ended December 31,
	2025	2024	% Change
Gross profit by segment:
Specialty Products and Solutions:
Gross profit	$265.7	$189.0	40.6%
Percentage of sales	10.1%	6.8%	3.3%
Specialty Products and Solutions gross profit per barrel	$11.46	$8.26	38.7%
Montana/Renewables:
Gross loss	$(98.2)	$(53.5)	83.6%
Percentage of sales	(8.2)%	(5.0)%	(3.2)%
Montana/Renewables gross loss per barrel	$(10.63)	$(6.14)	73.2%
Performance Brands:
Gross profit	$78.2	$95.3	(17.9)%
Percentage of sales	25.1%	28.4%	(3.3)%
Performance Brands gross profit per barrel	$132.32	$152.24	(13.1)%

Total gross profit	$245.7	$230.8	6.5%
Percentage of sales	5.9%	5.5%	0.4%

The components of the $76.7 million increase in Specialty Products and Solutions segment gross profit in 2025, as compared to 2024, were as follows (in millions):

Dollar Change
Year ended December 31, 2024 reported gross profit	$189.0
Cost of materials	267.9
Operating costs (excl. RINs)	(26.1)
LCM / LIFO inventory adjustments	(17.2)
Volumes	7.7
Sales price	(196.1)
RINs	40.5
Year ended December 31, 2025 reported gross profit	$265.7

The increase in Specialty Products and Solutions segment gross profit for the year ended December 31, 2025, as compared to the same period in 2024, was primarily reflective of the strengthened commodity margin environment for fuels products, coupled with lower crude prices and improved asset reliability. Additionally, results were favorably impacted by the de-recognition of the RINs Obligation on the Company’s balance sheet for the SRE exemptions received by the EPA in August 2025. Refer to Note 2 — “Summary of Significant Accounting Policies” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for additional information related to our accounting for RINs.

The components of the $44.7 million decrease in Montana/Renewables segment gross profit (loss) in 2025, as compared to 2024, were as follows (in millions):

Dollar Change
Year ended December 31, 2024 reported gross profit (loss)	$(53.5)
Cost of materials	(201.0)
LCM / LIFO inventory adjustments	9.8
Volumes	12.4
RINs	41.7
Operating costs (excl. RINs)	27.7
Sales price	64.7
Year ended December 31, 2025 reported gross profit (loss)	$(98.2)

The decrease in Montana/Renewables segment gross profit (loss) for the year ended December 31, 2025, as compared to the same period in 2024, was primarily due to the unfavorable impact associated with cost of materials as a result of the regulatory change from BTC to CFPC. The change from BTC to CFPC resulted in the tax credit benefit of the CFPC recorded in income tax expense (benefit) and not gross profit. Our income tax benefit for fiscal year 2025 was $93.6 million. In the prior year period, Montana Renewables’ benefit from the BTC was reflected in gross profit. Our Montana specialty asphalt business was favorably impacted by the continued export of wholesale volumes and improvements in crack spreads. The segment as a whole benefited from continued focus on operating cost efficiency, highlighted by the significant cost reductions for wash water and process materials as a result of improving certain operating unit efficiency at both our Montana Renewables facility and legacy Montana specialty asphalt facility.

The components of the $17.1 million decrease in Performance Brands segment gross profit in 2025, as compared to 2024, were as follows (in millions):

Dollar Change
Year ended December 31, 2024 reported gross profit	$95.3
Sales price	(5.3)
Operating costs	(4.6)
LCM / LIFO inventory adjustments	(0.2)
Volume	(7.0)
Cost of materials	—
Year ended December 31, 2025 reported gross profit	$78.2

The decrease in Performance Brands segment gross profit for the year ended December 31, 2025, as compared to the same period in 2024, was primarily due to the divestiture of the Royal Purple Industrial business in the current year period. This segment continues to benefit from strong unit margins, reflective of stabilized input costs in our branded and consumer markets. The prior year also included $5.8 million of insurance proceeds that did not recur in 2025.

General and administrative. General and administrative expenses decreased $21.7 million, or 14.9%, to $123.8 million in 2025 from $145.5 million in 2024. The decrease was due primarily to a $20.8 million decrease in equity-based compensation related expenses and a $5.8 million decrease in professional services fees.

Gain on sale of business. There was a $55.8 million gain on sale of business in 2025 for the sale of assets related to the industrial portion of the Royal Purple® business. There was no gain or loss for the sale of a business recorded in the same period in 2024. Refer to Note 2 — “Summary of Significant Accounting Policies” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for additional information related to the sale of assets for the industrial portion of the Royal Purple® business.

Interest expense. Interest expense decreased $20.9 million, or 8.8%, to $215.8 million in 2025 from $236.7 million in 2024. The decrease was due to lower interest rates on the Company’s outstanding debt facilities in the current year in comparison to the prior year period. Further, the decrease in interest expense was favorably impacted by lower borrowings on our revolving credit facility during the current year period in comparison to the prior year.

Debt extinguishment costs. There was a $47.4 million expense for debt extinguishment costs in 2025 related to the DOE Loan and subsequent repurchase of the equipment associated with the MRL Asset Financing Arrangements, repayment of outstanding loans under the MRL Term Loan Credit Agreement and MRL Revolving Credit Agreement and repayment of outstanding obligations under the MRL Supply and Offtake Agreement. Debt extinguishment expense recorded in the same period in 2024 was a de-minimus amount. Refer to Note 8 — “Long-Term Debt” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for additional information.

Year Ended December 31, 2024, Compared to Year Ended December 31, 2023

Refer to Item 7 “Management’s Discussion and Analysis — Year Ended December 31, 2024, Compared to Year Ended December 31, 2023” of our 2024 Annual Report for a description of the factors impacting our results of operations for the year ended December 31, 2024 in comparison to the year ended December 31, 2023.

Liquidity and Capital Resources

Our principal sources of cash have historically included cash flow from operations, proceeds from public equity offerings, proceeds from notes offerings, bank borrowings and other financial arrangements. Principal uses of cash have included capital expenditures, working capital needs, acquisitions, and debt service. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

In addition, on the Funding Date, the Company received the remaining purchase price of $40.0 million from Stonebriar with regards to the Montana Refinery Asset Financing Arrangement.

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

On January 16, 2025, the Issuers issued $100.0 million aggregate principal amount of a new series of the Issuers’ 9.75% Senior Notes due 2028 in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act. The 2028 Mirror Issuance Notes were issued at 98% of par for net proceeds of approximately $96.0 million, after deducting the initial purchasers’ discount and estimated offering expenses. The Company used the net proceeds from the offering of the 2028 Mirror Issuance Notes to redeem a portion of the Issuers’ outstanding 2026 Notes on May 24, 2025. Refer to Note 8 — “Long-Term Debt” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for additional information.

On February 28, 2025, the Company announced that it entered into a definitive agreement with a wholly owned subsidiary of Lubrication Engineers, Inc., a portfolio company of Aurora Capital Partners, to sell assets related to the industrial portion of its Royal Purple® business, for $110.0 million, subject to certain customary adjustments. The Company retained the consumer portion of the Royal Purple® business. At the closing of the transaction on December 31, 2025, the Company received cash proceeds of $96.9 million, with a remaining deferred payment of $1.5 million to be received in 2026, net of working capital adjustments and transaction related expenses. During 2025, the Company recorded a $55.8 million gain on the sale of business in the consolidated statements of operations. Refer to Note 2 — “Summary of Significant Accounting Policies” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for additional information.

On July 25, 2025, in connection with the Shreveport Terminal Asset Financing Arrangement, the Company entered into the Eighth Amendment to the Third Amended and Restated Credit Agreement, to among other changes, modify the Credit Agreement to permit separately the indebtedness and liens arising from the Shreveport Terminal Asset Financing Arrangement.

On January 12, 2026, the Partnership and Finance Corp. issued $405.0 million aggregate principal amount of 2031 Notes. Refer to “— Recent Developments — 9.75% Senior Notes due 2031” for additional information.

We are forecasting total capital expenditures of approximately $130.0 million to $160.0 million in 2026.  Our forecasted capital expenditures are primarily related to maintenance and reliability projects and capital expenditures associated with MaxSAF™.  We anticipate that capital expenditure requirements for the MaxSAF™ project will be funded by MRL, an unrestricted subsidiary of the Company, through cash flows from operations, cash on hand and borrowings under the DOE Facility.  We anticipate that capital expenditure requirements for our restricted subsidiaries group will be provided primarily through cash flows from operations, cash on hand, and by available borrowings under our revolving credit facility.  If future capital expenditures require amounts in excess of our then-current cash flow from operations and borrowing availability under our revolving credit facility, we may be required to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs.

The borrowing base on our revolving credit facilities decreased from approximately $472.1 million as of December 31, 2024, to approximately $412.3 million at December 31, 2025. Our borrowing availability increased from approximately $140.1 million at December 31, 2024, to approximately $242.5 million at December 31, 2025. Total liquidity, consisting of unrestricted cash, restricted cash and available funds under our revolving credit facilities, increased from $178.2 million at December 31, 2024 to $447.6 million at December 31, 2025.

On January 23, 2026, the Company entered into the Ninth Amendment to the Third Amended and Restated Credit Agreement. Refer to “— Recent Developments — Ninth Amendment to Third Amended and Restated Credit Agreement” for additional information.

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

The following table summarizes our primary sources and uses of cash in each of the most recent two years (in millions):

	Year Ended December 31,
	2025	2024

Net cash provided by (used in) operating activities	$108.9	$(46.4)
Net cash provided by (used in) investing activities	44.1	(76.7)
Net cash provided by financing activities	6.2	154.3
Net increase in cash, cash equivalents and restricted cash	$159.2	$31.2

Operating Activities. Operating activities provided cash of $108.9 million in 2025 compared to using cash of $46.4 million in 2024. This change was primarily related to an increase in net income (loss), after adjusting for non-cash items, in the current year period.

Investing Activities. Investing activities provided cash of $44.1 million in 2025 compared to a use of cash of $76.7 million in 2024. The change is related to the net proceeds received for the sale of the Royal Purple Industrial business in the current year period. Cash expenditures for additions to property, plant and equipment in the current year period were less than the prior year as a result of lower replacement capital expenditure requirements.

Financing Activities. Financing activities provided cash of $6.2 million in 2025 compared to providing cash of $154.3 million in 2024. The change is primarily due to the borrowings we received in the current year period from the DOE Loan, 2028 Mirror Issuance Notes, and Shreveport Terminal Asset Financing Arrangement, offset by the payments we made in the current year to repay outstanding borrowings under the revolving credit agreement, repurchase the equipment associated with the MRL Asset Financing Arrangements, repay the outstanding loans under the MRL Term Loan Credit Agreement and MRL Revolving Credit Agreement, repay the outstanding obligations under the MRL Supply and Offtake Agreement, and partially redeem the 2026 Notes. Cash provided by financing activities in the prior year period primarily consisted of borrowings under the revolving credit facility and proceeds from the issuance of the 2029 Secured Notes, borrowings from the Montana terminal asset financing arrangement and the Montana refinery asset financing arrangement, the impacts of which were partially offset by repayments of the 2024 Secured Notes and 2025 Notes.

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

The following table sets forth our capital improvement expenditures, replacement capital expenditures, environmental capital expenditures and turnaround capital expenditures in each of the periods shown, including capitalized interest (in millions):

	Year Ended December 31,
	2025	2024	2023

Capital improvement expenditures	$13.1	$15.7	$190.6
Replacement capital expenditures	37.2	56.6	69.9
Environmental capital expenditures	2.0	4.4	11.3
Turnaround capital expenditures	24.4	20.6	47.9
Total	$76.7	$97.3	$319.7

2026 Capital Spending Forecast

We are forecasting total capital expenditures of approximately $130.0 million to $160.0 million in 2026.  Our forecasted capital expenditures are primarily related to maintenance and reliability projects and capital expenditures associated with MaxSAF™.  We anticipate that capital expenditure requirements for the MaxSAF™ project will be funded by MRL, an unrestricted subsidiary of the Company, through cash flows from operations, cash on hand and borrowings under the DOE Facility.  We anticipate that capital expenditure requirements for our restricted subsidiaries group will be provided primarily through cash flows from operations, cash on hand, and by available borrowings under our revolving credit facility.  If future capital expenditures require amounts in excess of our then-current cash flow from operations and borrowing availability under our revolving credit facility, we may be required to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs.

Debt and Credit Facilities

As of December 31, 2025, our primary debt and credit instruments consisted of:

●	$650.0 million senior secured revolving credit facility maturing in January 2027 (after giving effect to the Fourth Amendment to our revolving credit facility (the “Credit Facility Amendment”)), subject to borrowing base limitations, with a maximum letter of credit sub-limit equal to $255.0 million, which amount may be increased to 90% of revolver commitments in effect with the consent of the Agent (as defined in the Credit Agreement) (“revolving credit facility”);
●	$124.4 million of 11.00% Senior Notes due 2026 (“2026 Notes”);
●	$325.0 million of 8.125% Senior Notes due 2027 (“2027 Notes”);
●	$325.0 million of 9.75% Senior Notes due 2028 (“2028 Notes”);
●	$100.0 million of 9.75% Senior Notes due 2028 (“2028 Mirror Issuance Notes”);
●	$200.0 million of 9.25% Senior Secured Notes due 2029 (“2029 Secured Notes”);
●	$815.4 million of borrowings under our DOE Loan;
●	$116.1 million of financing through our Shreveport terminal asset financing arrangement;
●	$22.5 million of financing through our Montana terminal asset financing arrangement; and
●	$142.7 million of financing through our Montana refinery asset financing arrangement.

We were in compliance with all covenants under our debt instruments in place as of December 31, 2025, and believe we have adequate liquidity to conduct our business.

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

In addition, on the Funding Date, the Company received the remaining purchase price of $40.0 million from Stonebriar with regards to the Montana Refinery Asset Financing Arrangement

MRL has the ability to draw additional tranches of up to approximately $658.0 million through a delayed draw construction facility. Borrowings under the DOE Loan are obligations of our unrestricted subsidiaries MRL and MRHL solely, and are non-recourse to the Company and its restricted subsidiaries. Refer to Note 8 — “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for additional information.

On January 16, 2025, the Issuers issued $100.0 million aggregate principal amount of a new series of the Issuers’ 9.75% Senior Notes due 2028 in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act. The 2028 Mirror Issuance Notes were issued at 98% of par for net proceeds of approximately $96.0 million, after deducting the initial purchasers’ discount and estimated offering expenses. The Company used the net proceeds from the offering of the 2028 Mirror Issuance Notes to redeem a portion of the Issuers’ outstanding 2026 Notes on May 24, 2025.  Refer to Note 8 — “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for additional information.

On July 25, 2025, in connection with the Shreveport Terminal Asset Financing Arrangement, the Company entered into the Eighth Amendment to the Third Amended and Restated Credit Agreement, to among other changes, modify the Credit Agreement to permit separately the indebtedness and liens arising from the Shreveport Terminal Asset Financing Arrangement.

On January 12, 2026, the Partnership Finance Corp. issued $405.0 million aggregate principal amount of 2031 Notes in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Company subsequently redeemed all of the 2026 Notes and all of the 2027 Notes, on or before January 21, 2026. Refer to Note 21 — “Subsequent Events” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for additional information.

On January 23, 2026, the Company entered into the Ninth Amendment to the Third Amended and Restated Credit Agreement. The Ninth Amendment amended the Credit Agreement. Among other changes, the Ninth Amendment modified the Credit Agreement to (i) extend the maturity date to January 23, 2031, (ii) provide for commitments of $500.0 million, subject to borrowing base limitations, (iii) revise certain covenants, representations and warranties, events of default and other terms to permit the Company or one or more of its subsidiaries to consummate one or more new inventory financing transactions, subject in each case to the Company’s satisfaction of certain customary conditions and (iv) provide for a reduction of commitments under the Credit Agreement from $500.0 million to $425.0 million if any such inventory financing transaction is consummated. Refer to Note 21 — “Subsequent Events” under Part II, Item 8 “Financial Statements — Notes to Consolidated Financial Statements” for further information.

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

Short-Term Liquidity

As of December 31, 2025, our principal sources of short-term liquidity were (i) approximately $242.5 million of availability under our revolving credit facilities, (ii) inventory financing agreements related to our Shreveport facility, (iii) $125.1 million of unrestricted cash on hand, and (iv) $80.0 million of restricted cash. Borrowings under our revolving credit facility can be used for, among other things, working capital, capital expenditures, and other lawful partnership purposes including acquisitions. For additional information regarding our revolving credit facility, read Note 8 — “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.”

On January 23, 2026, the Company entered into the Ninth Amendment to the Third Amended and Restated Credit Agreement (the “Ninth Amendment”). Refer to “— Recent Developments — Ninth Amendment to Third Amended and Restated Credit Agreement” for further information.

Long-Term Financing

In addition to our principal sources of short-term liquidity listed above, subject to market conditions, we may meet our cash requirements through the issuance of long-term notes or additional shares of common stock.

From time to time, we issue long-term debt securities referred to as our senior notes. All of our outstanding senior notes, other than the 2029 Secured Notes, are unsecured obligations that rank equally with all of our other senior debt obligations to the extent they are unsecured. As of December 31, 2025, we had $124.4 million in 2026 Notes, $325.0 million in 2027 Notes, $325.0 million in 2028 Notes, $100.0 million in 2028 Mirror Issuance Notes, and $200.0 million in 2029 Secured Notes outstanding. The 2029 Secured Notes and the related guarantees are secured by a first priority lien (subject to certain exceptions) on all the fixed assets that secure our obligations under the secured hedge agreements, as governed by the Collateral Trust Agreement, which governs how secured hedging counterparties and holders of the 2029 Secured Notes share collateral pledged as security for the payment obligations owed by us to the secured hedging counterparties under their respective master derivatives contracts and the holders of the 2029 Secured Notes. In addition, as of December 31, 2025, $815.4 million of borrowings under our DOE Loan, $116.1 million of financing through our Shreveport terminal asset financing arrangement, $22.5 million of financing through our Montana terminal asset financing arrangement, and $142.7 million of financing through our Montana refinery asset financing arrangement. Borrowings under the DOE Loan are obligations of our unrestricted subsidiaries MRL and MRHL solely, and are non-recourse to the Company and its restricted subsidiaries. For additional information regarding our long-term financing arrangements, refer to Note 8 — “Long-Term Debt” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” in this Annual Report.

To date, our debt balances have not adversely affected our operations or our ability to repay or refinance our indebtedness. Based on our historical record, we believe that our capital structure will continue to allow us to achieve our business objectives.

For more information regarding our senior notes, read Note 8 — “Long-Term Debt” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” in this Annual Report.

Master Derivative Contracts and Collateral Trust Agreement

Under our credit support arrangements, our payment obligations under all of our master derivatives contracts for commodity hedging generally are secured by a first priority lien on our and our subsidiaries’ real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the foregoing (including proceeds of hedge arrangements). We had no additional letters of credit or cash margin posted with any hedging counterparty as of December 31, 2025. Our master derivatives contracts and Collateral Trust Agreement (as defined below) continue to impose a number of covenant limitations on our operating and financing activities, including limitations on liens on collateral, limitations on dispositions of collateral and collateral maintenance and insurance requirements. For financial reporting purposes, we do not offset the collateral provided to a counterparty against the fair value of our obligation to that counterparty. Any outstanding collateral is released to us upon settlement of the related derivative instrument liability.

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

Credit Ratings

In January 2026, Moody’s Ratings (“Moody’s”) affirmed the Company’s Caa1 Corporate Family Rating (“CFR”). Concurrently, Moody’s affirmed the Caa2 ratings on the Company’s existing senior unsecured notes issued by its wholly owned subsidiary, Calumet Specialty Products Partners, L.P., and rated the Company’s newly issued senior unsecured 2031 Notes as Caa2. The outlook on all ratings was upgraded to stable from negative by Moody’s.

In February 2026, S&P upgraded the Company’s outlook to positive from negative. Similarly, all other ratings were affirmed by S&P. The issue-level ratings remain B and CCC+ for the Company’s senior secured debt and senior unsecured debt, respectively.

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

Tax Benefits

We take tax positions in our tax returns from time to time that may not be ultimately allowed by the relevant taxing authority. When we take such positions, we evaluate the likelihood of sustaining those positions and determine the amount of tax benefit arising from such positions, if any, that should be recognized in our financial statements. Tax benefits not recognized by us have a full valuation allowance. The evaluation of tax positions and the determination of the benefit arising from such positions that are recognized in our financial statements requires us to make significant judgments and estimates based on an analysis of complex tax laws and regulations and related interpretations. These judgments and estimates are subject to change due to many factors, including the progress of ongoing tax audits, case law, and changes in legislation.

Environmental Matters

Our operations are subject to extensive environmental regulations by governmental authorities relating primarily to the discharge of materials into the environment, waste management, and pollution prevention measures. Future legislative action and regulatory initiatives could result in changes to required operating permits, additional remedial actions, or increased capital expenditures and operating costs that cannot be assessed with certainty at this time. Accruals for environmental liabilities are based on best estimates of probable future costs using currently available information and applying current regulations, as well as our own internal environmental policies. However, environmental liabilities are difficult to assess and estimate due to uncertainties related to the magnitude of possible remediation, the timing of such remediation, and other factors. Such estimates are subject to change due to many factors, including the identification of new sites requiring remediation, changes in environmental laws and regulations and their interpretation, additional information related to the extent and nature of remediation efforts, and potential improvements in remediation technologies.

Inventory Valuation

The cost of our inventories is principally determined under the last-in, first-out (LIFO) method. Our LIFO inventories are carried at the lower of cost or market value. The market value of our LIFO inventories is determined based on the net realizable value of the inventories. We compare the market value of inventories to their cost on an aggregate basis, excluding materials and supplies. In determining the market value of our inventories, we assume that feedstocks are converted into fuels and specialty products, which requires us to make estimates regarding the fuels and specialty products expected to be produced. We apply an estimated selling price to our inventories. If the aggregate market value is less than cost, we recognize a loss for the difference in our statements of operations.

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

Valuation of Renewable Identification Numbers (“RINs”) Obligation

The Company’s RINs volume obligation (“RVO” or “RINs Obligation”) is an estimated provision if future purchase of RINs were to be required in order to satisfy the U.S. Environmental Protection Agency’s (“EPA”) requirement to blend renewable fuels into certain transportation fuel products pursuant to the Renewable Fuel Standard (“RFS”) of the Clean Air Act (“CAA”). The Company has historically not been obligated to make these purchases. A RIN is a 38 character number assigned to each physical gallon of renewable fuel produced in or imported into the United States. The EPA sets annual volume obligations for the percentage of renewable fuels that must be blended into transportation fuels consumed in the U.S. Compliance is demonstrated by tendering RINs to the EPA, documenting that blending has been accomplished, or by obtaining a Small Refinery Exemption (“SRE”) as provided in the Clean Air Act. Prior to 2018, the Company historically received the Small Refinery Exemption after qualifying on the merits. As of January 1, 2025, the Company’s petitions for the Small Refinery Exemption for compliance years 2018-2022 were included in blanket denials by EPA across the entire industry; EPA’s denials of Calumet’s 2018-2020 petitions had been overturned in litigation and remanded to EPA; the Company’s cases challenging EPA’s denials for program years 2021 and 2022 were pending in the Fifth Circuit and D.C. Circuit; the 2023 petitions had been denied by the EPA and were the subject of new legal proceedings; and the 2024 petition was pending. On August 22, 2025, the EPA notified Calumet that we were successful in receiving full or partial exemptions on every petition that was filed by the Company through 2024 inclusive. With that decision, the Company’s prior 2019-2024 accrued balance sheet liability of 396 million RINs was reduced to 89 million RINs, of which 57 million are of 2022 and 2023 vintage, and 32 million are 2024. The grant of partial exemption is a new initiative. The Company has applied for review of the partial exemptions for 2022-2024 at Shreveport and 2023-2024 at Montana and believes the correction of scoring errors will result in full exemption. The 2025 petition has not yet been decided by EPA.

Refer to Note 2 — “Summary of Significant Accounting Policies” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” for additional information.

The RVO is a quantity and cannot be settled financially with EPA. The Company accounts for its current period RVO by multiplying the quantity of RINs shortage (based on actual results) by the period end RINs spot price, which is recorded as a current liability in the consolidated balance sheets and revalued at the end of each subsequent accounting period, which produces non-cash mark-to-market adjustments that are reflected in cost of sales in the consolidated statements of operations (with the exception of RINs for compliance year 2019 related to the San Antonio refinery, which amount is reflected in other operating expense in the consolidated statements of operations for the year ended December 31, 2023). RINs generated by blending may be sold or held to offset future RVO. Any gains or losses from RINs sales are recorded in cost of sales in the consolidated statements of operations.

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

Recent Accounting Pronouncements

For a summary of recently issued and adopted accounting standards applicable to us, read Note 2 — “Summary of Significant Accounting Policies” in Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks from adverse changes in commodity prices, the price of credits needed to comply with governmental programs, interest rates and foreign currency exchange rates. Information relating to quantitative and qualitative disclosures about material market risk is set forth below.

Commodity Price Risk

Derivative Instruments

We are exposed to price risks due to fluctuations in the price of crude oil, refined products, renewable products, feedstocks, natural gas and precious metals. We use various strategies to reduce our exposure to commodity price risk. We do not attempt to eliminate all of our risk as the costs of such actions are believed to be too high in relation to the risk posed to our future cash flows, earnings and liquidity. The strategies we use to reduce our risk utilize both physical forward contracts and financially settled derivative instruments, such as swaps, collars, options and futures, to attempt to reduce our exposure with respect to:

●	crude oil and renewable feedstock purchases and sales;
●	refined and renewable fuel product sales and purchases;
●	natural gas purchases;
●	precious metals; and
●	fluctuations in the value of crude oil between geographic regions and between the different types of crude oil such as NYMEX WTI, Light Louisiana Sweet, WCS, WTI Midland, Mixed Sweet Blend, Magellan East Houston and ICE Brent.

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

Interest Rate Risk

Our exposure to interest rate changes on fixed and variable rate debt is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. The following table provides information about the fair value of our fixed and variable rate debt obligations as of December 31, 2025 and December 31, 2024 (in millions), which we disclose in Note 8 — “Long-Term Debt” and Note 10 — “Fair Value Measurements” under Part II, Item 8 “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements.”

	December 31, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value

Financial Instrument:
2026 Notes, 2027 Notes, 2028 Notes, 2028 Mirror Issuance Notes, and 2029 Secured Notes	$1,083.7	$1,065.5	$1,218.3	$1,196.7
Third amended and restated senior secured revolving credit facility	$94.6	$93.0	$286.6	$283.6
DOE Loan	$815.4	$795.5	$—	$—
Shreveport terminal asset financing arrangement	$116.1	$113.7	$42.1	$41.6
Montana terminal asset financing arrangement	$22.5	$22.4	$30.4	$30.2
Montana refinery asset financing arrangement	$142.7	$141.5	$108.7	$108.7
Finance leases and other obligations	$1.9	$1.9	$2.9	$2.9
MRL term loan credit agreement	$—	$—	$73.7	$71.4
MRL asset financing arrangements	$—	$—	$368.1	$365.4

For our variable rate debt, if any, changes in interest rates generally do not impact the fair value of the debt instrument but may impact our future earnings and cash flows. We had a $650.0 million revolving credit facility as of December 31, 2025, with borrowings for the revolving credit facility bearing interest at the prime rate or SOFR, at our option, plus the applicable margin. We had $94.6 million of outstanding variable rate debt as of December 31, 2025 and $286.6 million of outstanding variable rate debt as of December 31, 2024. Holding other variables constant (such as debt levels), a 100 basis point change in interest rates on our variable rate debt as of December 31, 2025, would be expected to have an impact on Net income (loss) of approximately $1.0 million per year.

Foreign Currency Risk

We have minimal exposure to foreign currency risk and as such the cost of hedging this risk is viewed to be in excess of the benefit of further reductions in our exposure to foreign currency exchange rate fluctuations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Calumet, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Calumet, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2026 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP (PCAOB ID 248)

We have served as the Company’s auditor since 2024.

Pittsburgh, Pennsylvania

February 27, 2026

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Calumet, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Calumet, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 27, 2026 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

Pittsburgh, Pennsylvania

February 27, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Calumet, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), stockholders’ equity / partners' capital (deficit) and cash flows of Calumet, Inc. (“the Company”) for the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Indianapolis, Indiana

February 29, 2024

except for Note 18, as to which the date is February 27, 2026.

CALUMET, INC.
CONSOLIDATED BALANCE SHEETS

	Year Ended December 31,
	2025	2024

	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$125.1	$38.1
Restricted cash	80.0	7.8
Accounts receivable, net:
Trade, less allowance for credit losses of $1.1 and $1.1, respectively	224.4	241.7
Other	8.1	36.4
	232.5	278.1
Inventories	385.2	416.3
Derivative assets	6.7	—
Prepaid expenses and other current assets	28.3	25.7
Total current assets	857.8	766.0
Property, plant and equipment, net	1,353.0	1,438.8
Goodwill	140.5	173.0
Other intangible assets, net	8.7	22.0
Operating lease right-of-use assets	224.2	240.2
Other noncurrent assets, net	104.7	118.2
Total assets	$2,688.9	$2,758.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$281.5	$320.8
Accrued interest payable	46.1	45.4
Accrued salaries, wages and benefits	84.6	94.7
Other taxes payable	17.7	11.9
Obligations under inventory financing agreements	—	32.0
Current portion of RINs obligation	169.3	245.4
Current portion of operating lease liabilities	64.2	58.8
Other current liabilities	21.1	19.1
Current portion of long-term debt	156.2	35.5
Total current liabilities	840.7	863.6
Pension and postretirement benefit obligations	3.8	4.0
Other long-term liabilities	92.8	110.0
Long-term operating lease liabilities	161.4	182.2
Long-term debt, less current portion	2,077.3	2,064.7
Total liabilities	$3,176.0	$3,224.5
Commitments and contingencies
Redeemable noncontrolling interest	$245.6	$245.6
Stockholders' equity:
Common stock: par value $0.01 per share, 700,000,000 shares authorized, and 86,776,552 and 85,950,493 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.	$0.9	$0.9
Additional paid-in capital	838.8	825.4
Warrants: 2,000,000 warrants issued and outstanding as of December 31, 2025 and December 31, 2024.	7.8	7.8
Accumulated deficit	(1,573.4)	(1,539.0)
Accumulated other comprehensive loss	(6.8)	(7.0)
Total stockholders' equity	(732.7)	(711.9)
Total liabilities and stockholders' equity	$2,688.9	$2,758.2

See accompanying notes to consolidated financial statements.

CALUMET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023

	(In millions, except share/unit and per share/unit data)

Sales	$4,137.1	$4,189.4	$4,181.0
Cost of sales	3,891.4	3,958.6	3,729.3
Gross profit	245.7	230.8	451.7
Operating costs and expenses:
Selling	47.9	55.7	54.9
General and administrative	123.8	145.5	133.0
Taxes other than income taxes	19.8	20.7	21.5
Loss on impairment and disposal of assets	1.3	2.0	3.5
Gain on sale of business	(55.8)	—	—
Other operating income	—	(1.2)	(28.4)
Operating income	108.7	8.1	267.2

Other income (expense):
Interest expense	(215.8)	(236.7)	(221.7)
Debt extinguishment costs	(47.4)	(0.4)	(5.9)
Gain on derivative instruments	8.7	9.3	9.9
Other income (expense)	19.4	(1.5)	0.2
Total other expense	(235.1)	(229.3)	(217.5)
Net income (loss) before income taxes	(126.4)	(221.2)	49.7
Income tax (benefit) expense	(92.6)	0.8	1.6
Net income (loss)	$(33.8)	$(222.0)	$48.1
Allocation of net income to partners:
Net income attributable to partners			$48.1
Less:
General partners' interest in net income			1.0
Net income available to limited partners			$47.1
Earnings per share / limited partners' interest net income (loss) per unit:
Basic and diluted	$(0.39)	$(2.67)	$0.59
Weighted average number of common shares outstanding / limited partners' units outstanding:
Basic and diluted	86,761,139	83,146,680	80,075,530

See accompanying notes to consolidated financial statements.

CALUMET, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2025	2024	2023

	(In millions)
Net income (loss)	$(33.8)	$(222.0)	$48.1
Other comprehensive income:
Defined benefit pension and retiree health benefit plans	0.2	0.2	1.1
Total other comprehensive income	0.2	0.2	1.1
Comprehensive income (loss) attributable to stockholders' equity / partners' capital (deficit)	$(33.6)	$(221.8)	$49.2

See accompanying notes to consolidated financial statements.

CALUMET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY / PARTNERS’ CAPITAL (DEFICIT)

									Accumulated
	Partners' Capital (Deficit)			Common Stock					Other
	Limited Partner	Limited	General	Common	Shares Issued	Additional		Accumulated	Comprehensive
	Units	Partners	Partner	Shares	Par Value	Paid-in Capital	Warrants	Deficit	Loss	Total

					(In millions)
Balance at December 31, 2022	79,189,583	$(525.3)	$0.3	—	$—	$—	$—	$—	$(8.3)	$(533.3)
Other comprehensive income	—	—	—	—	—	—	—	—	1.1	1.1
Net income	—	47.1	1.0	—	—	—	—	—	—	48.1
Settlement of tax withholdings on equity-based incentive compensation	—	(9.7)	—	—	—	—	—	—	—	(9.7)
Settlement of phantom units	777,780	2.8	—	—	—	—	—	—	—	2.8
Amortization of phantom units	—	0.7	—	—	—	—	—	—	—	0.7
Balance at December 31, 2023	79,967,363	$(484.4)	$1.3	—	$—	$—	$—	$—	$(7.2)	$(490.3)
Settlement of tax withholdings on equity-based incentive compensation	—	(5.2)	—	—	—	—	—	—	—	(5.2)
Settlement of phantom units	421,192	9.7	—	—	—	—	—	—	—	9.7
C-Corp Conversion (1)	(80,388,555)	479.9	(1.3)	80,388,555	0.8	837.6	—	(1,317.0)	—	—
Issuance of common shares	—	—	—	5,500,000	0.1	(5.5)	—	—	—	(5.4)
Issuance of warrants	—	—	—	—	—	(7.8)	7.8	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	0.2	0.2
Net loss	—	—	—	—	—	—	—	(222.0)	—	(222.0)
Settlement of tax withholdings on equity-based incentive compensation	—	—	—	—	—	(0.2)	—	—	—	(0.2)
Settlement of restricted stock units	—	—	—	61,938	—	1.3	—	—	—	1.3
Balance at December 31, 2024	—	$0.0	$(0.0)	85,950,493	$0.9	$825.4	$7.8	$(1,539.0)	$(7.0)	$(711.9)
Other comprehensive income	—	—	—	—	—	—	—	—	0.2	0.2
Net loss	—	—	—	—	—	—	—	(33.8)	—	(33.8)
Settlement of tax withholdings on equity-based incentive compensation	—	—	—	—	—	(6.6)	—	—	—	(6.6)
Settlement of restricted stock units	—	—	—	826,059	—	20.0	—	—	—	20.0
Other	—	—	—	—	—	—	—	(0.6)	—	(0.6)
Balance at December 31, 2025	—	$0.0	$(0.0)	86,776,552	$0.9	$838.8	$7.8	$(1,573.4)	$(6.8)	$(732.7)
(1)	Refer to Note 2 — “Summary of Significant Accounting Policies” for additional information.

See accompanying notes to consolidated financial statements.

CALUMET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023

	(In millions)
Operating activities
Net income (loss)	$(33.8)	$(222.0)	$48.1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	148.8	149.0	146.8
Amortization of turnaround costs	41.0	38.0	36.1
Non-cash interest expense	42.6	8.0	5.7
Debt extinguishment costs	47.4	0.4	1.6
RINs gain	(76.1)	(31.9)	(199.1)
Unrealized (gain) loss on derivative instruments	(24.1)	5.9	(33.0)
Loss on impairment and disposal of assets	1.3	2.0	3.5
Gain on sale of business	(55.8)	—	—
Equity based compensation	(4.5)	14.6	14.7
Lower of cost or market inventory adjustment	16.2	7.0	33.2
Other adjustments to reconcile net income (loss) to cash flow from operating activities	9.0	(7.0)	0.5
Changes in assets and liabilities
Accounts receivable	47.0	8.0	(19.2)
Inventories	14.9	16.1	25.1
Prepaid expenses and other current assets	(2.1)	17.9	(25.9)
Turnaround costs	(24.4)	(20.6)	(47.9)
Other assets	(2.6)	(5.6)	(10.2)
Accounts payable	(52.2)	1.7	(12.4)
Accrued interest payable	0.7	(5.2)	15.3
Accrued salaries, wages and benefits	14.6	4.0	(17.1)
Other taxes payable	5.7	(1.6)	4.0
Other liabilities	(4.7)	(25.1)	15.3
Net cash provided by (used in) operating activities	108.9	(46.4)	(14.9)
Investing activities
Additions to property, plant and equipment	(52.3)	(76.7)	(271.8)
Proceeds from sale of business, net	96.9	—	—
Purchases of investments	(0.5)	—	—
Net cash provided by (used in) investing activities	44.1	(76.7)	(271.8)
Financing activities
Proceeds from borrowings — revolving credit facility	2,311.4	2,129.2	2,185.0
Repayments of borrowings — revolving credit facility	(2,503.5)	(1,979.3)	(2,152.3)
Proceeds from borrowings — MRL revolving credit agreement	26.6	159.1	93.2
Repayments of borrowings — MRL revolving credit agreement	(26.7)	(172.1)	(80.2)
Proceeds from borrowings — senior notes	100.0	554.4	325.0
Repayments of borrowings — senior notes	(230.0)	(592.5)	(121.0)
Payments on finance lease obligations	(1.0)	(1.1)	(1.0)
Proceeds from inventory financing	362.9	671.3	1,712.0
Payments on inventory financing	(398.1)	(708.5)	(1,753.9)
Proceeds from DOE Loan	781.8	—	—
Proceeds from asset financing arrangements	160.0	144.7	102.0
Payments on asset financing arrangements	(61.2)	—	—
Repayments of borrowings - MRL Asset Financing Arrangements	(396.1)	—	—
Repayments of borrowings - MRL Term Loan Credit Agreement	(86.0)	—	—
Debt issuance costs and debt discount	(28.1)	(9.4)	(12.5)
Payments on other financing obligations	(5.8)	(41.5)	(30.1)
Net cash provided by financing activities	6.2	154.3	266.2
Net increase (decrease) in cash, cash equivalents and restricted cash	159.2	31.2	(20.5)
Cash, cash equivalents and restricted cash at beginning of period	45.9	14.7	35.2
Cash, cash equivalents and restricted cash at end of period	$205.1	$45.9	$14.7
Cash and cash equivalents	$125.1	$38.1	$7.9
Restricted cash	$80.0	$7.8	$6.8
Supplemental disclosure of cash flow information
Interest paid, net of capitalized interest	$172.4	$232.0	$201.9
Supplemental disclosure of non-cash investing activities
Non-cash property, plant and equipment additions	$43.1	$30.7	$31.3

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

Restricted cash as of December 31, 2025 represents cash that is restricted under the Department of Energy Loan Guarantee Agreement (the “DOE Loan”) because it is only available to make certain investments under the terms of the DOE Loan.

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

The activity in the allowance for credit losses for the periods presented were as follows (in millions):

	December 31,
	2025	2024	2023
Beginning balance	$1.1	$1.2	$1.3
Provision	—	(0.1)	(0.1)
Write-offs, net	—	—	—
Ending balance	$1.1	$1.1	$1.2

Inventories

The cost of inventory is recorded using the last-in, first-out (“LIFO”) method. Costs include crude oil and other feedstocks, labor, processing costs and refining overhead costs. Inventories are valued at the lower of cost or market value. The replacement cost of these inventories, based on current market values, would have been $25.2 million and $49.2 million higher than the carrying value of inventory as of December 31, 2025 and 2024, respectively.

Inventories consist of the following (in millions):

	December 31, 2025			December 31, 2024
		Supply and			Supply and
	Titled	Offtake		Titled	Offtake
	Inventory	Agreements (1)	Total	Inventory	Agreements (1)	Total
Raw materials	$47.9	$19.6	$67.5	$45.3	$29.7	$75.0
Work in process	73.6	27.8	101.4	63.8	33.7	97.5
Finished goods	164.2	52.1	216.3	160.3	83.5	243.8
	$285.7	$99.5	$385.2	$269.4	$146.9	$416.3
(1)	Amounts represent LIFO value and do not necessarily represent the value at which the inventory was sold. Read Note 7 — “Inventory Financing Agreements” for further information.

Under the LIFO inventory method, the most recently incurred costs are charged to cost of sales and inventories are valued at the earliest acquisition costs, resulting in a better matching of costs and revenues. For the years ended December 31, 2025, 2024, and 2023, the Company recorded an increase (exclusive of lower of cost or market (“LCM”) adjustments) of $3.7 million, $5.3 million, and $2.4 million, respectively, in cost of sales in the consolidated statements of operations due to the liquidation of inventory layers.

In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. During the years ended December 31, 2025, 2024, and 2023, the Company recorded an increase in cost of sales in the consolidated financial statements of operations of $16.2 million, $7.0 million, and $33.2 million, respectively, as a result of declining market prices.

Derivatives

The Company is exposed to fluctuations in the price of numerous commodities, such as crude oil (its principal raw material), as well as the sales prices of gasoline, diesel, natural gas and jet fuel. Given the historical volatility of commodity prices, these fluctuations can significantly impact sales, gross profit and net income. Therefore, the Company utilizes derivative instruments primarily to minimize its price risk and volatility of cash flows associated with the purchase of crude oil, natural gas, and the sale of fuel products. The Company employs various hedging strategies and does not hold or issue derivative instruments for trading purposes. For further information, read Note 9 — “Derivatives.”

The Company may enter into commodity contracts with counterparties for the purchase or sale of crude oil, blendstocks and various finished products. These contracts usually qualify for the normal purchase / normal sale exemption under ASC 815 and, as such, are not measured at fair value.

Property, Plant and Equipment

Property, plant and equipment are stated on the basis of cost. Depreciation is calculated using the straight-line method over the estimated useful lives. Assets under finance leases are amortized over the lesser of the useful life of the asset or the term of the lease.

Property, plant and equipment, including depreciable lives, consisted of the following (in millions):

	December 31,
	2025	2024
Land	$10.4	$10.2
Buildings and improvements (10 to 40 years)	41.6	41.6
Machinery and equipment (10 to 20 years)	2,512.2	2,503.7
Capitalized software and other (5 to 10 years)	47.8	47.5
Assets under finance leases (1 to 14 years)	6.9	8.3
Construction-in-progress	76.6	42.0
	2,695.5	2,653.3
Less accumulated depreciation	(1,342.5)	(1,214.5)
	$1,353.0	$1,438.8

Under the composite depreciation method, the cost of partial retirements of a group is charged to accumulated depreciation. However, when there are dispositions of complete groups or significant portions of groups, the cost and related accumulated depreciation are retired, and any gain or loss is reflected in earnings.

During 2025, 2024 and 2023, the Company capitalized interest expense of $1.3 million, $2.1 million and $3.4 million, respectively, as a component of property, plant and equipment.

The Company periodically assesses its operations and legal requirements to determine if recognition of an asset retirement obligation is necessary. The Company has not recorded an asset retirement obligation as of December 31, 2025 or 2024 because the timing and expected costs of settling any retirement obligations and related costs cannot be reasonably estimated.

During the years ended December 31, 2025, 2024 and 2023, the Company recorded $145.6 million, $142.5 million and $138.6 million, respectively, of depreciation expense on its property, plant and equipment. Depreciation expense included $0.9 million, $0.8 million and $0.9 million for the years ended 2025, 2024 and 2023, respectively, related to the Company’s finance lease assets.

The Company capitalizes the cost of computer software developed or obtained for internal use. Capitalized software is amortized using the straight-line method over five years. As of December 31, 2025 and 2024, the Company had $42.1 million and $41.9 million, respectively, of capitalized software costs. As of December 31, 2025 and 2024, the Company had $41.7 million and $41.1 million, respectively, of accumulated depreciation related to the capitalized software costs. During the years ended December 31, 2025, 2024 and 2023, the Company recorded $0.6 million, $0.6 million and $0.7 million, respectively, of amortization expense on capitalized computer software.

Goodwill

Goodwill represents the excess of purchase price over fair value of the net assets acquired in various acquisitions. Read Note 5 — “Goodwill and Other Intangible Assets” for more information. The Company assesses goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with ASC 350, Intangibles — Goodwill and Other (Topic 350) and ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Under ASC 350, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test is unnecessary. The Company tests goodwill either quantitatively or qualitatively for impairment. The Company assessed goodwill for impairment qualitatively for the years ended December 31, 2025 and 2024, respectively.

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

When performing the quantitative assessment, the fair value of the reporting units is determined using the income approach. The income approach focuses on the income-producing capability of the reporting unit, measuring the current value of the reporting unit by calculating the present value of its future economic benefits such as cash earnings, cost savings, corporate tax structure and product offerings. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the reporting unit. For more information, read Note 5 — “Goodwill and Other Intangible Assets.”

Finite-Lived Intangible Assets

Finite-lived intangible assets consist of intangible assets associated with customer relationships, tradenames, trade secrets, patents and royalty agreements that were acquired in various acquisitions. The majority of these assets are being amortized using undiscounted estimated future cash flows over the term of the related agreements. Intangible assets associated with customer relationships are being amortized using the undiscounted estimated future cash flows method based upon assumed rates of annual customer attrition. For more information, read Note 5 — “Goodwill and Other Intangible Assets.”

Other Noncurrent Assets

Other noncurrent assets include turnaround costs. Turnaround costs represent capitalized costs associated with the Company’s periodic major maintenance and repairs and the net carrying value of turnaround costs included in other noncurrent assets in the consolidated balance sheets were $93.4 million and $109.5 million as of December 31, 2025 and 2024, respectively. The Company capitalizes these costs and amortizes the costs on a straight-line basis over the lives of the turnaround assets which is generally two to five years. These amounts are net of accumulated amortization of $131.3 million and $100.5 million at December 31, 2025 and 2024, respectively. During the years ended December 31, 2025, 2024 and 2023, the Company recorded $41.0 million, $38.0 million, and $36.1 million, respectively, of amortization expense on its turnaround assets.

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

The RVO is a quantity and cannot be settled financially with EPA. The Company accounts for its current period RVO by multiplying the quantity of RINs shortage (based on actual results) by the period end RINs spot price, which is recorded as a current liability in the consolidated balance sheets and revalued at the end of each subsequent accounting period, which produces non-cash mark-to-market adjustments that are reflected in cost of sales in the consolidated statements of operations. RINs generated by blending may be sold or held to offset a portion of the following year’s RVO. Any gains or losses from RINs sales are recorded in cost of sales in the consolidated statements of operation.

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

EPA filed a petition for writ of certiorari with the U.S. Supreme Court with respect to only the venue portion of the Fifth Circuit’s decision. On June 18, 2025, the Supreme Court ruled that elements of EPA’s April and June 2022 denials, which included program years 2018-2020, triggered the “nationwide scope or effect” exception to regional circuit court venue in the Clean Air Act. As a result, the Supreme Court held that the D.C. Circuit is the proper venue for the challenge to EPA’s denial of the Shreveport refinery’s petitions for 2018-2020 program years. The Supreme Court vacated the Fifth Circuit’s decision and remanded the Shreveport refinery’s case to the Fifth Circuit. The Fifth Circuit transferred the case to the D.C. Circuit in accordance with the Supreme Court’s decision. The D.C. Circuit then dismissed the case as moot in light of EPA’s August 2025 decisions (described below) reaffirming its original decision on the Shreveport refinery’s 2018 hardship petition and issuing new decisions on the Shreveport refinery’s 2019-2020 hardship petitions.

2021-2022 RVO. In October 2022, Calumet applied for SREs for the 2021 and 2022 program years. In July 2023, EPA issued final decisions denying 26 pending petitions from small refineries seeking SREs for program years 2016 to 2023, including the 2021 and 2022 petitions for the Montana and Shreveport refineries, based on the same approach and analysis described by EPA in its June 2022 denials. The Company filed petitions for review of the denials with the Fifth Circuit and D.C. Circuit and filed motions asking those courts to stay the Company’s 2021 and 2022 RFS obligations. In September 2023, the Fifth Circuit granted the Company’s motion for stay of the Shreveport refinery’s 2021 and 2022 RFS obligations while the case is pending; and in October 2023, the D.C. Circuit granted the Company’s motion for stay of the Montana refinery’s 2021 and 2022 RFS obligations. The D.C. Circuit then vacated EPA’s denials of the Montana refinery’s 2021 and 2022 petitions and remanded the petitions back to EPA, following its own ruling on the 2019-2020 petitions. Due to EPA’s August 2025 decisions (described below) on the Shreveport refinery’s 2021-2022 hardship petitions, the Fifth and. D.C. Circuits dismissed as moot these appeals relating to the prior 2021 and 2022 denials.

2023 RVO. In December 2023, Calumet applied for SREs for the 2023 program year. In July 2024, the Company filed for injunctive relief in both the District Court of Montana and the Western District Court of Louisiana to force EPA to make a decision on those outstanding 2023 SRE petitions. The courts ruled in favor of the Company and set a deadline for EPA to act. In January 2025, EPA denied the Company’s 2023 SRE petitions. Calumet challenged the denials in the Fifth Circuit and the Ninth Circuit for Shreveport and Montana, respectively. Like the original appeals for compliance years 2018-2022, Calumet’s petitions for review of the 2023 denials were later dismissed as moot following the EPA’s new decisions in August 2025 (described below) regarding compliance year 2023.

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

In September 2025, Calumet filed petitions for review in the D.C. Circuit of EPA’s decisions on the Shreveport refinery’s 2022-2024 petitions and the Montana refinery’s 2023-2024 petitions. In October 2025, EPA sent a communication to Calumet that confirmed EPA does not intend to seek enforcement while Calumet’s SRE petition while a particular RVO is still pending, or while judicial review of such an exemption decision is pending. EPA indicated that if the litigation resolves in EPA’s favor, Calumet will have a reasonable time to meet any outstanding RVOs by completing the necessary RIN retirements and compliance reporting. In its communication, EPA stated that, where companies challenging SRE petition decisions have not prevailed in court, but have thereafter demonstrated compliance within a reasonable time after the compliance deadline, EPA has found no need for any additional action. In light of EPA’s communication, we have decided not to seek a judicial stay from the D.C. Circuit at this time.

Following EPA’s August 2025 decisions, certain biofuels groups challenged those decisions in the D.C. Circuit. Calumet and other small refineries have intervened in that matter.

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

As of December 31, 2025 and 2024, the Company had a RINs Obligation recorded on the consolidated balance sheets of $169.3 million and $245.4 million, respectively.

C-Corp Conversion

As described in Note 1 — “Description of the Business,” on the closing date of the C-Corp Conversion, the Company issued (i) approximately 80.4 million shares of Common Stock to holders of the Common Units and (ii) 5.5 million shares of Common Stock and 2.0 million warrants to purchase common stock at an exercise price of $20.00 per share (subject to adjustment) on or prior to July 10, 2027 to the Sponsor Parties, in each case, pursuant to the Conversion Agreement. The Company accounted for the C-Corp Conversion as a common control transaction and there were no changes in basis to the net assets recognized at the closing of the transaction. Further, the C-Corp Conversion did not result in a change in the reporting entity, and as such, the transaction was accounted for on a prospective basis in the Company’s consolidated financial statements. The 2.0 million warrants to purchase common stock at an exercise price of $20.00 per share (subject to adjustment) are included in Stockholders’ Equity on the consolidated balance sheets with a balance of $7.8 million for the periods ended December 31, 2025 and 2024. Refer to Note 10 — “Fair Value Measurements” for additional information related to the assumptions and inputs used to determine the fair value of the warrants.

Refer to Note 15 — “Income Taxes” for additional information regarding income tax considerations resulting from the C-Corp Conversion.

Sale of Assets Related to Industrial Portion of Royal Purple® Business

On February 28, 2025, the Company announced that it entered into a definitive agreement with a wholly owned subsidiary of Lubrication Engineers, Inc., a portfolio company of Aurora Capital Partners, to sell assets related to the industrial portion of its Royal Purple® business, for $110.0 million, subject to certain customary adjustments. The Company retained the consumer portion of the Royal Purple® business. At the closing of the transaction on December 31, 2025, the Company received cash proceeds of $96.9 million, with a remaining deferred payment of $1.5 million to be received in 2026, net of working capital adjustments and transaction related expenses. During 2025, the Company recorded a $55.8 million gain on the sale of business in the consolidated statements of operations. The total consideration is final, and no additional post-closing adjustments or continuing obligations remain. The Company has recognized the gain on sale based on the finalized consideration, and no further changes to the recorded gain or loss are expected.

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

During the years ended December 31, 2025 and 2024, the Company did not identify any impairment indicators that suggested the carrying values of its long-lived assets are not recoverable at the asset groups within the Specialty Products and Solutions, Montana/Renewables, Performance Brands and Corporate segments. As a result of the long-lived asset impairment assessment performed, no impairment charges were recorded for the years ended December 31, 2025, 2024 and 2023.

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

Concentrations of Credit Risk

The Company performs periodic credit evaluations of its customers’ financial condition and in some instances requires cash in advance or letters of credit prior to shipment for domestic orders. For international orders, letters of credit are generally required, and the Company maintains insurance policies which cover certain export orders. The Company maintains an allowance for credit losses for estimated losses resulting from the inability of its customers to make required payments. The allowance for credit losses is developed based on several factors including historical experience, the age of the accounts receivable balances, credit quality of the Company’s customers, current economic conditions, expected future trends and other factors that may affect customers’ ability to pay, which exist as of the balance sheet dates. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Also, the Company from time to time has derivative positions with a limited number of counterparties. The evaluation of these counterparties is performed quarterly in connection with the Company’s

ASC 820-10, Fair Value Measurements and Disclosures, valuations to determine the impact of the counterparty credit risk on the valuation of its derivative instruments.

Earnings per Common Share

The Company calculates earnings per share under ASC 260-10, Earnings per Share. The Company computes earnings per common share by dividing net income (loss) by the weighted-average number of common shares outstanding for the year. Earnings per common share, assuming dilution, is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the year, increased by the effect of dilutive securities.

Stock-Based Compensation

Stock-based compensation equity awards are awards that are expected to be settled in shares of Calumet common stock on their vesting dates (“Equity Awards”). For Equity Awards, compensation expense is recognized in the Company’s consolidated financial statements on a straight-line basis over the awards’ vesting periods based on their fair values on the dates of grant. The stock-based compensation awards vest over a period not exceeding four years. The amount of compensation expense recognized at any date is at least equal to the portion of the grant date value of the award that is vested at that date. For more information, read Note 12 — “Stock-Based Compensation.”

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

Advertising Expenses

The Company expenses advertising costs as incurred which totaled $6.2 million, $10.7 million and $10.6 million for the years ended December 31, 2025, 2024, and 2023, respectively. Advertising expenses are reported as selling expenses in the consolidated statements of operations.

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

The Company generates federal clean fuel production tax credits (“CFPCs”) under Section 45Z of the Internal Revenue Code and measures the tax benefit based on the production of renewable fuels at rates set by the IRS, recognized in the period in which the CPFC is generated. These tax credits are eligible for transfer to unrelated third parties pursuant to Section 6418 of the Inflation Reduction Act which the Company can monetize through a sale. The Company accounts for the sale of transferable non-refundable tax credits in accordance with ASC 740. Gain or loss from the sale of CFPCs are recognized in income tax expense (benefit) in the consolidated statements of operations during the period the credits are generated from the production and sale of renewable fuels.

New Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements  Refer to Note 15 — “Income Taxes” for additional information.

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures.” This ASU seeks to improve the disclosures about a public business entity’s expenses by providing more detailed information about the types of expenses in commonly presented expense captions. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. We are currently evaluating the impact this update will have on our consolidated financial statements and footnotes.

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

Products

The Company manufactures, formulates, and markets a diversified slate of specialty branded products to customers in various consumer-facing and industrial markets. In addition, the Company produces fuel and fuel related products, including gasoline, diesel, jet fuel, asphalt, and other fuels products. At our Montana Renewables facility, we process a variety of geographically advantaged renewable feedstocks into renewable fuels, including: renewable diesel, sustainable aviation fuel, and renewable naphtha. These renewable fuels are distributed into renewable markets in the western half of North America. The Company also blends, packages and markets high-performance branded specialty products through its Royal Purple, Bel-Ray, and TruFuel brands.

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

Contract Balances

Under product sales contracts, the Company invoices customers for performance obligations that have been satisfied, at which point payment is unconditional. Accordingly, a product sales contract does not give rise to contract assets or liabilities under ASC 606. The Company’s receivables, net of allowance for expected credit losses from contracts with customers as of December 31, 2025, 2024 and 2023, was $224.4 million, $241.7 million and $252.4 million, respectively.

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

4. Leases

The Company has various operating and finance leases primarily for the use of land, storage tanks, railcars, equipment, precious metals and office facilities that have remaining lease terms of greater than one year to fifteen years, some of which include options to extend the lease for up to 30 years, and some of which include options to terminate the lease within one year.

Supplemental balance sheet information related to the Company’s leases for the periods presented were as follows (in millions):

		December 31,	December 31,
Assets:	Classification:	2025	2024
Operating lease assets	Operating lease right-of-use assets (1)	$224.2	$240.2
Finance lease assets	Property, plant and equipment, net (2)	1.5	2.5
Total leased assets		$225.7	$242.7
Liabilities:
Current
Operating	Current portion of operating lease liabilities	$64.2	$58.8
Finance	Current portion of long-term debt	0.9	1.0
Non-current
Operating	Long-term operating lease liabilities	161.4	182.2
Finance	Long-term debt, less current portion	1.0	1.9
Total lease liabilities		$227.5	$243.9
(1)	During the years ended December 31, 2025 and 2024, the Company had additions to its operating lease right of use assets and operating lease liabilities of approximately $46.2 million and $203.7 million, respectively.
(2)	As of December 31, 2025 and 2024, finance lease assets are recorded net of accumulated amortization of $5.3 million and $5.8 million, respectively.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s leases for the periods presented were as follows (in millions):

		December 31,
Lease Costs:	Classification:	2025	2024	2023
Fixed operating lease cost	Cost of Sales; SG&A Expenses	$78.2	$83.6	$75.6
Short-term operating lease cost (1)	Cost of Sales; SG&A Expenses	8.9	8.8	9.5
Variable operating lease cost	Cost of Sales; SG&A Expenses	18.5	4.5	3.6
Finance lease cost:
Amortization of finance lease assets	Cost of Sales	0.9	0.8	0.9
Interest on lease liabilities	Interest expense	0.2	0.2	0.2
Total lease cost		$106.7	$97.9	$89.8
(1)	The Company’s leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets.

Operating lease expense included in the consolidated statements of operations was $105.6 million, $96.9 million and $88.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. Cash paid related to operating lease obligations approximated lease expense for 2025, 2024 and 2023, respectively.

As of December 31, 2025, the Company had estimated minimum commitments for the payment of rentals under leases which, at inception, had a noncancelable term of more than one year, as follows (in millions):

	Operating	Finance
Maturity of Lease Liabilities	Leases	Leases	Total
2026	$79.4	$1.1	$80.5
2027	74.7	0.5	75.2
2028	70.1	0.4	70.5
2029	14.4	0.1	14.5
2030	7.5	—	7.5
Thereafter	15.6	—	15.6
Total	$261.7	$2.1	$263.8
Less: Impact on discounting	36.1	0.2	36.3
Present value of lease liabilities	$225.6	$1.9	$227.5

Weighted-Average Lease Term and Discount Rate

The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating and finance leases for the periods presented were as follows:

	December 31,	December 31,
Lease Term and Discount Rate:	2025	2024
Weighted-average remaining lease term (years):
Operating leases	3.8	4.4
Finance leases	2.4	3.1
Weighted-average discount rate:
Operating leases	8.0%	8.1%
Finance leases	8.3%	8.0%

5. Goodwill and Other Intangible Assets

For the years ended December 31, 2025 and 2024, the Company performed its annual goodwill assessment for each of the years then ended, and determined that the fair value of each of its reporting units with goodwill exceeded its carrying value. Thus, no impairment charge for goodwill related to the Specialty Products and Solutions segment or Performance Brands segment was recorded in the consolidated statements of operations for the years ended December 31, 2025 and 2024, respectively. There is no goodwill within the reporting units for the Montana/Renewables segment or the Corporate segment.

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

Changes in goodwill balances for the periods indicated below are as follows (in millions):

	Specialty
	Products and	Performance	Consolidated
	Solutions	Brands	Total
Net balance as of December 31, 2023	$49.3	$123.7	$173.0
Additions	—	—	—
Disposals	—	—	—
Net balance as of December 31, 2024	$49.3	$123.7	$173.0
Additions	—	—	—
Disposals	—	(32.5)	(32.5)
Net balance as of December 31, 2025	$49.3	$91.2	$140.5

Total accumulated goodwill impairment as of December 31, 2025 and 2024, is $35.5 million.

Other intangible assets consist of the following (in millions):

	Weighted	December 31, 2025		December 31, 2024
	Average Life		Accumulated		Accumulated
	(Years)	Gross Amount	Amortization	Gross Amount	Amortization
Customer relationships	17	$73.4	$(67.2)	$181.8	$(163.3)
Tradenames	8	21.1	(20.7)	26.8	(25.9)
Trade secrets	18	8.7	(7.9)	52.9	(51.8)
Patents	10	1.6	(1.6)	1.6	(1.6)
Royalty agreements	21	6.0	(4.7)	6.1	(4.6)
		$110.8	$(102.1)	$269.2	$(247.2)

Tradenames, trade secrets, patents and royalty agreements are being amortized to properly match expenses with the undiscounted estimated future cash flows over the terms of the related agreements or the period expected to be benefited. The costs of agreements with terms allowing for the potential extension of such agreements are being amortized based on the initial term only. Customer relationships are being amortized to properly match expenses with the undiscounted estimated future cash flows based upon assumed rates of annual customer attrition. For the years ended December 31, 2025, 2024 and 2023, the Company recorded amortization expense of intangible assets of $3.3 million, $6.5 million and $7.8 million, respectively.

As of December 31, 2025, the Company estimates that amortization of intangible assets for the next five years and thereafter will be as follows (in millions):

Amortization
Year	Amount
2026	$1.9
2027	$1.6
2028	$0.9
2029	$0.7
2030	$0.5
Thereafter	$3.1
$8.7

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

Environmental

The Company conducts crude oil and specialty refining, blending and terminal operations, and renewable fuels production, and such activities are subject to stringent federal, regional, state and local laws and regulations governing worker health and safety, the discharge of materials into the environment and environmental protection. These laws and regulations impose obligations that are applicable to the Company’s operations, such as requiring the acquisition of permits to conduct regulated activities, restricting the manner in which the Company may release materials into the environment, requiring remedial activities or capital expenditures to mitigate pollution from former or current operations, requiring the application of specific health and safety criteria addressing worker protection and imposing substantial liabilities for pollution resulting from its operations. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties; the imposition of investigatory, remedial or corrective action obligations or the incurrence of capital expenditures; the occurrence of delays in the permitting, development or expansion of projects and the issuance of injunctive relief limiting or prohibiting Company activities. Moreover, certain of these laws impose joint and several, strict liability for costs required to remediate and restore sites where petroleum hydrocarbons, wastes or other materials have been released or disposed. In addition, new laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement or other developments, some of which legal requirements are discussed below, could significantly increase the Company’s operational or compliance expenditures.

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

Labor Matters

The Company has approximately 600 employees covered by various collective bargaining agreements, or approximately 39% of its total workforce of approximately 1,540 employees. These agreements have expiration dates of December 12, 2028, August 20, 2028, April 30, 2028, January 31, 2027, November 19, 2026, July 31, 2026, and April 30, 2026. The Company has approximately 400 employees, or 26% of its total workforce, who are covered by a collective bargaining agreement which will expire in less than one year and does not expect any work stoppages.

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

Standby Letters of Credit

The Company has agreements with various financial institutions for standby letters of credit which have been issued primarily to vendors. As of December 31, 2025 and 2024, the Company had outstanding standby letters of credit of $75.2 million and $45.4  million, respectively, under its senior secured revolving credit facility (the “revolving credit facility”). Read Note 8 — “Long-Term Debt” for additional information regarding the Company’s revolving credit facility.

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

As of December 31, 2025, the estimated minimum purchase commitments under the Company’s crude oil, other feedstock supply and finished product agreements were as follows (in millions):

Year	Commitment
2026	$128.6
2027	22.5
2028	22.6
2029	22.5
2030	22.5
Thereafter	17.0
Total	$235.7

7. Inventory Financing Agreements

On January 17, 2024 (the “Effective Date”), the Company and J. Aron entered into a Monetization Master Agreement (the “Master Agreement”), a related Financing Agreement (the “Financing Agreement”) and a Supply and Offtake Agreement (together with the Master Agreement and the Financing Agreement, the “Shreveport Supply and Offtake Agreement”). Pursuant to the Shreveport Supply and Offtake Agreement, J. Aron agreed to, among other things, purchase from the Company, or extend to the Company, financial accommodations secured by crude oil and finished products located at the Company’s Shreveport facility on the Effective Date and from time to time, up to maximum volumes specified for crude oil and categories of finished products, subject to the Company’s repurchase obligations with respect thereto. The Shreveport Supply and Offtake Agreement replaced the Company’s previous inventory financing agreement with Macquarie, which terminated on January 17, 2024. Upon termination of the Company’s previous inventory financing agreement with Macquarie, the Company recognized a $51.3 million realized loss on derivative instruments, which was included in gain (loss) on derivative instruments in the consolidated statements of operations for the year ended December 31, 2024.

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

As of December 31, 2025 and 2024, the net carrying value of the Shreveport Supply and Offtake Agreement obligation was $91.1 million and $103.6 million, respectively, which are included in other long-term liabilities on the Company’s consolidated balance sheets. As of December 31, 2024, the net carrying value of the MRL Supply and Offtake Agreement obligation was $32.0 million, which is included in obligations under inventory financing agreements on the Company’s consolidated balance sheets. For the years ended December 31, 2025, 2024 and 2023, the Company incurred an expense of $12.8 million, $19.0 million, and $32.0 million, respectively, for financing costs related to the inventory financing arrangements, which are included in interest expense in the Company’s consolidated statements of operations. For additional information on the Supply and Offtake Agreements, refer to Note 9 — “Derivatives.”

8. Long-Term Debt

Long-term debt consisted of the following (in millions):

	December 31,	December 31,
	2025	2024
Senior secured revolving credit facility	$94.6	$286.6
11.0% Senior Notes due 2026	124.4	354.4
8.125% Senior Notes due 2027	325.0	325.0
9.75% Senior Notes due 2028	325.0	325.0
9.75% Senior Notes due 2028 - Mirror Issuance Notes	100.0	—
9.25% Senior Notes due 2029	200.0	200.0
DOE Loan	815.4	—
MRL Term Loan Credit Agreement	—	73.7
Shreveport terminal asset financing arrangement	116.1	42.1
Montana terminal asset financing arrangement	22.5	30.4
Montana refinery asset financing arrangement	142.7	108.7
MRL asset financing arrangements	—	368.1
Finance lease obligations	1.9	2.9
Less unamortized debt issuance costs (1)	(32.5)	(14.4)
Less unamortized discounts	(1.6)	(2.3)
Total debt	$2,233.5	$2,100.2
Less current portion of long-term debt	156.2	35.5
Total long-term debt	$2,077.3	$2,064.7
(1)	Deferred debt issuance costs are being amortized by the effective interest rate method over the lives of the related debt instruments. These amounts are net of accumulated amortization of $23.2 million and $31.6 million at December 31, 2025 and 2024, respectively.

Senior Notes

9.25% Senior Secured First Lien Notes due 2029 (the “2029 Secured Notes”)

On March 7, 2024, the Partnership and Calumet Finance Corp. (a subsidiary of the Company) (collectively, the “Issuers”) issued and sold $200.0 million in aggregate principal amount of 2029 Secured Notes in a private placement pursuant to Section 4(a)(2) of the Securities Act, as amended (the “Securities Act”) to eligible purchasers at par. The Company received net proceeds of  $199.0 million, after deducting transaction expenses. These notes bear interest at a fixed rate of 9.25% per annum and mature on July 15, 2029 when the balance of principal and accrued interest is due.

9.75% Senior Notes due 2028 (the “2028 Notes”)

On June 27, 2023, the Issuers issued and sold $325.0 million in aggregate principal amount of 2028 Notes, in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933 to eligible purchasers at par. The Company received net proceeds of $319.1 million after deducting transaction expenses. These notes bear interest at a fixed rate of 9.75% per annum and mature on July 15, 2028 when the balance of principal and accrued interest is due.

9.75% Senior Notes due 2028 (the “2028 Mirror Issuance Notes”)

On January 16, 2025, the Issuers issued and sold $100.0 million aggregate principal amount of a new series of 9.75% Senior Notes due 2028 in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act to eligible purchasers at a discount. The 2028 Mirror Issuance Notes were issued at a discount for net proceeds of approximately $96.0 million after deducting the initial purchasers’ discount and estimated offering expenses. These notes bear interest at a fixed rate of 9.75% per annum and mature on July 15, 2028 when the balance of principal and accrued interest is due.

8.125% Senior Notes due 2027 (the “2027 Notes”)

On January 20, 2022, the Issuers issued and sold $325.0 million in aggregate principal amount of 2027 Notes, in a private placement pursuant to Section 4(a)(2) of the Securities Act to eligible purchasers at par. The Company received net proceeds of $319.1 million after deducting the initial purchasers’ discount and offering expenses.  These notes bear interest at a fixed rate of 8.125% per annum and mature on July 15, 2027 when the balance of principal and accrued interest is due.

11.00% Senior Notes due 2026 (the “2026 Notes”)

On November 25, 2024, the Issuers completed a private exchange offer (the “Exchange Offer”) to certain eligible holders, pursuant to which approximately $354.4 million aggregate principal amount of the 2025 Notes were validly tendered by and accepted for exchange from eligible holders for consideration of approximately $354.4 million aggregate principal amount of newly issued 2026 Notes. These notes bear interest at a fixed rate of 11.00% per annum and mature on April 15, 2026, when the balance of principal and accrued interest is due. The Issuers partially redeemed $150.0 million and $80.0 million on May 24, 2025 and August 12, 2025, respectively, plus accrued and unpaid interest up to but not including the redemption date.

The effective interest rate of all Senior Notes (as defined below) is consistent with the stated rates.

Senior Notes

The 2026 Notes, 2027 Notes, 2028 Notes, 2028 Mirror Issuance Notes, and the 2029 Secured Notes (collectively, the “Senior Notes”) are subject to certain automatic customary releases, including the sale, disposition, or transfer of capital stock or substantially all of the assets of a subsidiary guarantor, designation of a subsidiary guarantor as unrestricted in accordance with the applicable indenture, exercise of legal defeasance option or covenant defeasance option, liquidation or dissolution of the subsidiary guarantor and a subsidiary guarantor ceases to both guarantee other Partnership debt and to be an obligor under the revolving credit facility. The Partnership’s operating subsidiaries may not sell or otherwise dispose of all or substantially all of their properties or assets to, or consolidate with or merge into, another company if such a sale would cause a default under the indentures governing the Senior Notes.

The indentures governing the Senior Notes contain covenants that, among other things, restrict the Partnership’s ability and the ability of certain of the Partnership’s subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Partnership’s equity or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred equity; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Partnership’s restricted subsidiaries to the Partnership; (vii) consolidate, merge or transfer all or substantially all of the Partnership’s assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the Senior Notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the Senior Notes, has occurred and is continuing, many of these covenants will be suspended. As of December 31, 2025, the Company and the Issuers were in compliance with all covenants under the indentures governing the Senior Notes.

U.S. Department of Energy Facility

On January 10, 2025, MRL and the U.S. Department of Energy (the “DOE”), as guarantor and loan servicer, executed a Loan Guarantee Agreement (the “DOE Loan”) for a $1.44 billion guaranteed loan facility to fund the construction and expansion of the renewable fuels facility owned by MRL. The loan guarantee is structured in two tranches, with the first tranche of approximately $781.8 million disbursed on February 18, 2025 (the “Funding Date”) to fund eligible expenses previously incurred by MRL and repay other debt, as discussed below. MRL has the ability to draw additional tranches of up to approximately $658.0 million through a delayed draw construction facility. Borrowings under the DOE Loan are obligations of our unrestricted subsidiaries MRL and MRHL solely, and are non-recourse to the Company and its restricted subsidiaries. The loan bears interest at a fixed rate of 4.884% per annum on the total principal balance of the loan. The effective interest rate for this loan is 4.32% for the year ended December 31, 2025. As of December 31, 2025, the Company

has capitalized $33.6 million of accrued interest into the principal balance of the DOE loan in accordance with the terms of the agreement which allows capitalization of up to $232.8 million of interest. Interest expense is calculated based on the total principal balance including any capitalized interest.

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

In addition, on the Funding Date, the Company received the remaining purchase price of $40.0 million from Stonebriar with regards to the Montana Refinery Asset Financing Arrangement.

As of December 31, 2025, the Company was in compliance with all covenants under the DOE Loan.

Shreveport Terminal Asset Financing Arrangement

On July 25, 2025, Calumet Shreveport Refining, LLC (“Calumet Shreveport”), a subsidiary of the Company, entered into a Property Schedule No. 2 (“Property Schedule No. 2”) with Stonebriar, which supplements the Master Lease Agreement, dated as of February 12, 2021 (together with Property Schedule No. 2, the “Lease Agreement”), among Calumet Shreveport and Stonebriar. The Lease Agreement relates to a sale and leaseback transaction (the “Shreveport Terminal Asset Financing Arrangement”) whereby Calumet Shreveport sold and leased back certain of its property comprising the Shreveport refinery fuels terminal, truck rack and related piping and equipment for consideration of approximately $120.0 million. The Lease Agreement has a seven-year term which requires Calumet Shreveport to make monthly payments. The Lease Agreement provides that, subject to certain conditions, Calumet Shreveport may terminate the lease and repurchase the leased assets after a term of six years for consideration of approximately $42.0 million. Concurrently with Calumet Shreveport’s entry into the Lease Agreement, the Company reaffirmed a Continuing Guaranty in favor of Stonebriar, pursuant to which the Company guarantees to Stonebriar the performance of Calumet Shreveport’s obligations under the Lease Agreement. The arrangement did not qualify as a sale in accordance with Accounting Standard Codification 842: Leases (ASC 842) because control of the assets did not transfer to the buyer-lessor, as such the Company has recorded the Shreveport Terminal Asset Financing Arrangement as a financial liability in the consolidated balance sheets.

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

Montana Refinery Asset Financing Arrangement

On September 30, 2024, Calumet Montana Refining, LLC (“Calumet Montana”), a subsidiary of the Company, entered into a Master Lease Agreement (together with Equipment Schedule No. 1 thereto) with Stonebriar Commercial Finance LLC (“Stonebriar”) related to a sale and leaseback transaction (the “Montana Refinery Asset Financing Arrangement”). Pursuant to the Montana Refinery Asset Financing Arrangement, Calumet Montana sold to and leased back from Stonebriar certain equipment comprising the specialty asphalt refinery located in Great Falls, Montana (the “Refinery Assets”), for a total purchase price of up to $150.0 million. Calumet Montana received $110.0 million of the total purchase price on September 30, 2024 and the remaining purchase price of $40.0 million on February 18, 2025 in connection with the funding of the first tranche of approximately $782 million under the DOE Facility. The Master Lease Agreement has a nine-year term which requires Calumet Montana to make monthly payments. The Master Lease Agreement provides that, subject to certain conditions, Calumet Montana may terminate the lease and repurchase the leased assets after a term of eight years for consideration of approximately $59.7 million. The arrangement did not qualify as a sale in accordance with ASC 842 because control of the assets did not transfer to the buyer-lessor, as such the Company has recorded the Montana Refinery Asset Financing Arrangement as a financial liability in the consolidated balance sheets.

The effective interest rates of the Shreveport Terminal Asset Financing Arrangement and Montana Refinery Asset Financing Arrangement are materially consistent with the stated rates of the Senior Notes.

MRL Asset Financing Arrangements

On August 5, 2022, Montana Renewables, LLC (“MRL”), a wholly owned subsidiary of the Company, entered into Equipment Schedule No. 2 (the “Equipment Schedule”) and an Interim Funding Agreement (the “Funding Agreement”) with Stonebriar Commercial Finance LLC (“Stonebriar”). The Equipment Schedule and the Funding Agreement each constitute a schedule under the Master Lease Agreement (the “Lease Agreement”) dated as of December 31, 2021 between MRL and Stonebriar. The Equipment Schedule provided that Stonebriar will purchase from and lease back to MRL a hydrocracker, intended to produce renewable diesel and related products, for a purchase price of $250.0 million. The Funding Agreement provided $100.0 million in financing for the design and construction of a feedstock pre-treater facility and $50.0 million for the construction of a hydrogen plant. The transactions with Stonebriar described in this paragraph are referred to herein as the “MRL Asset Financing Arrangements.”

On September 30, 2024, MRL entered into a Lease Amendment (the “MRL Lease Amendment”) with Stonebriar to amend Equipment Schedule No. 1, dated as of December 30, 2022, Equipment Schedule No. 2, dated as of August 5, 2022, and Equipment Schedule No. 3, dated as of September 29, 2023 (each, an “Equipment Schedule” and, collectively, the “Equipment Schedules”). Each Equipment Schedule sets forth lease terms that incorporate part of that certain Master Lease Agreement, dated as of December 31, 2021, by and among MRL and Stonebriar. The MRL Lease Amendment amended each Equipment Schedule to, among other changes, permit an additional early termination option contingent upon successful additional financing by MRL.

In connection with the funding of the first tranche under the DOE Facility, MRL terminated the MRL Asset Financing Arrangements and the Company recorded debt extinguishment costs of approximately $34.8 million during the year ended December 31, 2025.

The arrangement did not qualify as a sale in accordance with ASC 842 because control of the assets did not transfer to the buyer-lessor, as such the Company has recorded the MRL Asset Financing Arrangement as a financial liability in the consolidated balance sheets.

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

The borrowing capacity at December 31, 2025, under the Credit Agreement was approximately $255.0 million. As of December 31, 2025, the Company had $94.6 million of outstanding borrowings under the Credit Agreement and outstanding standby letters of credit of $75.2 million, leaving approximately $242.5 million of unused capacity. For the years ended December 31, 2025 and 2024, the effective interest rate of the Credit Agreement is 7.4% and 7.5%, respectively.

The revolving credit facility contains various covenants that limit, among other things, the Company’s ability to: incur indebtedness; grant liens; dispose of certain assets; make certain acquisitions and investments; redeem or prepay other debt or make other restricted payments such as distributions to stockholders; enter into transactions with affiliates; and enter into a merger, consolidation or sale of assets. Further, the revolving credit facility contains a springing financial covenant which provides that only if the Company’s availability to borrow loans under the revolving credit facility falls below the sum of (a) the greater of (i) (x) 15% of the borrowing base then in effect at any time that the refinery asset borrowing base component is greater than $0 and (y) 10% of the borrowing base then in effect at any time that the refinery asset borrowing base component is equal to $0 and (ii) $45.0 million (which amount is subject to certain increases) plus (b) the amount of FILO Loans outstanding, then we will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.0 to 1.0. As of December 31, 2025, the Company was in compliance with all covenants under the revolving credit facility.

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

In connection with the funding of the first tranche under the DOE Facility, MRL terminated the MRL Term Loan Credit Agreement and the Company recorded debt extinguishment costs of approximately $12.3 million during the year ended December 31, 2025.

Master Derivative Contracts

The Company’s payment obligations under all of the Company’s master derivatives contracts for commodity hedging generally are secured by a first priority lien on the Company’s real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the foregoing (including proceeds of hedge arrangements). The Company had no additional letters of credit or cash margin posted with any hedging counterparty as of December 31, 2025. The Company’s master derivatives contracts and Collateral Trust Agreement (as defined below) continue to impose a number of covenant limitations on the Company’s operating and financing activities, including limitations on liens on collateral, limitations on dispositions of collateral and collateral maintenance and insurance requirements.

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

Maturities of Long-Term Debt

As of December 31, 2025, principal payments on debt obligations and future minimum rentals on finance lease obligations are as follows (in millions):

Year	Maturity
2026	$157.1
2027	449.0
2028	447.6
2029	255.9
2030	74.7
Thereafter	883.3
Total Principal Payments	$2,267.6
Less: Unamortized debt issuance costs and debt discounts	(34.1)
Total debt	$2,233.5

9. Derivatives

The Company is exposed to price risks due to fluctuations in the price of crude oil, refined products, renewable products, feedstocks, and natural gas. The Company uses various strategies to reduce its exposure to commodity price risk. The strategies to reduce the Company’s risk utilize both physical forward contracts and financially settled derivative instruments, such as swaps, collars, options and futures, to attempt to reduce the Company’s exposure with respect to:

●	crude oil and renewable feedstock purchases and sales;
●	fuel and renewable fuel product sales and purchases;
●	natural gas purchases; and
●	fluctuations in the value of crude oil between geographic regions and between the different types of crude oil such as New York Mercantile Exchange West Texas Intermediate (“NYMEX WTI”), Light Louisiana Sweet, Western Canadian Select (“WCS”), WTI Midland, Mixed Sweet Blend, Magellan East Houston and ICE Brent.

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

Speculation is defined as increasing the Company’s natural position above the maximum position of its physical assets or trading in commodities, currencies or other risk bearing assets that are not associated with the Company’s business activities and objectives. The Company’s positions are monitored routinely by a risk management committee to ensure compliance with its stated risk management policy and documented risk management strategies, which do not allow for speculation via the use of derivative instruments. All strategies are reviewed on an ongoing basis by the Company’s risk management committee, which will add, remove or revise strategies in anticipation of changes in market conditions and/or its risk profiles. Such changes in strategies are to position the Company in relation to its risk exposures in an attempt to capture market opportunities as they arise.

As of December 31, 2025 and 2024, the Company was obligated to repurchase crude oil and refined products from its counterparties, then in effect, at the termination of the Supply and Offtake Agreements in certain scenarios. The Company has determined that the redemption feature on the initially recognized liability related to the Supply and Offtake Agreements is an embedded derivative indexed to commodity prices. As such, the Company has accounted for this embedded derivative at fair value with changes in the fair value, if any, recorded in gain (loss) on derivative instruments in the Company’s consolidated statements of operations. Read Note 7 — “Inventory Financing Agreements" for additional information.

The Company recognizes all derivative instruments at their fair values as either derivative assets or derivative liabilities or other noncurrent assets, net or other long-term liabilities in the consolidated balance sheets (read Note 10 — “Fair Value Measurements”). Fair value includes any premiums paid or received and unrealized gains and losses. Fair value does not include any amounts receivable from or payable to counterparties, or collateral provided to counterparties. Derivative asset and liability amounts with the same counterparty are netted against each other for financial reporting purposes in accordance with the provisions of our master netting arrangements.

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative assets in the Company’s consolidated balance sheets (in millions):

		December 31, 2025			December 31, 2024
			Gross	Net Amounts		Gross	Net Amounts
			Amounts	of Assets		Amounts	of Assets
		Gross	Offset in the	Presented	Gross	Offset in the	Presented
		Amounts of	Consolidated	in the	Amounts of	Consolidated	in the
	Balance Sheet	Recognized	Balance	Consolidated	Recognized	Balance	Consolidated
	Location	Assets	Sheets	Balance Sheets	Assets	Sheets	Balance Sheets
Derivative instruments not designated as hedges:
Specialty Products and Solutions segment:
Crack spread swaps	Derivative assets	$6.7	$—	$6.7	$—	$—	$—

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative liabilities in the Company’s consolidated balance sheets (in millions):

		December 31, 2025			December 31, 2024
Net Amounts
			Gross	of Liabilities		Gross	Net Amounts
			Amounts	Presented in		Amounts	of Liabilities
		Gross	Offset in the	the	Gross	Offset in the	Presented in
		Amounts of	Consolidated	Consolidated	Amounts of	Consolidated	the
	Balance Sheet	Recognized	Balance	Balance	Recognized	Balance	Consolidated
	Location	Liabilities	Sheets	Sheets	Liabilities	Sheets	Balance Sheets
Derivative instruments not designated as hedges:
Specialty Products and Solutions segment:
Inventory financing obligation	Other long-term liabilities	$—	$23.1	$23.1	$—	$5.7	$5.7
Total derivative instruments		$—	$23.1	$23.1	$—	$5.7	$5.7

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

Derivative Instruments Not Designated as Hedges

For derivative instruments not designated as hedges, the change in fair value of the asset or liability for the period is recorded to gain (loss) on derivative instruments in the consolidated statements of operations. Upon the settlement of a derivative not designated as a hedge, the gain or loss at settlement is recorded to gain (loss) on derivative instruments in the consolidated statements of operations. The Company has entered into crack spread swaps that were not designated as cash flow hedges for accounting purposes. However, these instruments provide economic hedges of the purchases and sales of the Company’s natural gas, crude oil, gasoline and refined products.

The Company recorded the following gains (losses) in its consolidated statements of operations related to its derivative instruments not designated as hedges (in millions):

	Amount of Realized
	Gain (Loss) Recognized in Gain (Loss) on		Amount of Unrealized Gain (Loss)
	Derivative		Recognized in Gain (Loss) on Derivative
	Instruments		Instruments
	Year Ended December 31,		Year Ended December 31,
Type of Derivative	2025	2024	2025	2024
Specialty Products and Solutions segment:
Inventory financing obligation	$(9.7)	$(61.3)	$17.3	$58.7
Crack spread swaps	—	13.5	6.7	(11.6)
Montana/Renewables segment:
Inventory financing obligation	(5.6)	10.0	—	—
Total	$(15.3)	$(37.8)	$24.0	$47.1

As of December 31, 2025, the Company had the following notional contract volumes related to outstanding derivative instruments:

		Notional Contract Volumes by
		Year of Maturity
	Total
	Outstanding
	Notional	2026	Unit of Measure
Derivative instruments not designated as hedges:
Crack spread swaps - sales	3,650,000	3,650,000	Barrels

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

Pension Assets

Pension assets are reported at fair value in the accompanying consolidated financial statements net of the related pension liability. At December 31, 2025 and 2024, the Company’s investments associated with its Pension Plan (as such term is hereinafter defined) consisted of (i) cash and cash equivalents, (ii) fixed income bond funds, (iii) mutual equity funds, and (iv) mutual balanced funds. The fixed income bond funds, mutual equity funds, and mutual balanced funds that are measured at fair value using a market approach based on quoted prices from national securities exchanges are categorized in Level 1 of the fair value hierarchy. The fixed income bond funds, mutual equity funds, and mutual balanced funds that are measured at fair value using a market approach based on prices obtained from an independent pricing service are categorized in Level 2 of the fair value hierarchy.

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

Hierarchy of Recurring Fair Value Measurements

The Company’s recurring assets and liabilities measured at fair value were as follows (in millions):

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets:
Crack spread swaps	$—	$—	$6.7	$6.7	$—	$—	$—	$—
Inventory financing obligation	—	—	23.1	23.1	—	—	5.7	5.7
Total derivative assets	—	—	29.8	29.8	—	—	5.7	5.7
Pension plan investments	3.3	22.9	—	26.2	3.7	22.2	—	25.9
Other	0.8	2.3	—	3.1	—	—	—	—
Total recurring assets at fair value	$4.1	$25.2	$29.8	$59.1	$3.7	$22.2	$5.7	$31.6
Liabilities:
Precious metals obligations	$—	$—	$—	$—	$(5.2)	$—	$—	$(5.2)
Liability awards	(43.1)	—	—	(43.1)	(67.8)	—	—	(67.8)
Total recurring liabilities at fair value	$(43.1)	$—	$—	$(43.1)	$(73.0)	$—	$—	$(73.0)

The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities (in millions):

	For the Year Ended December 31,
	2025	2024
Fair value at January 1,	$6.3	$(40.8)
Realized loss on derivative instruments	(15.3)	(37.8)
Unrealized gain on derivative instruments	24.0	47.1
Settlements	14.8	37.8
Fair value at December 31,	$29.8	$6.3
Total gain (loss) included in net income (loss) attributable to changes in unrealized gain (loss) relating to financial assets and liabilities held as of December 31,	$24.0	$47.1

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

Warrants

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

Debt

The estimated fair value of long-term debt at December 31, 2025 and 2024, consists primarily of senior notes. The estimated aggregate fair value of the Company’s 2026 Notes, 2027 Notes, 2028 Notes, 2028 Mirror Issuance Notes, and 2029 Secured Notes defined as Level 2 was based upon quoted prices for identical or similar liabilities in markets that are not active. The carrying value of borrowings, if any, under the Company’s revolving credit facility, MRL revolving credit agreement, DOE Loan, Shreveport terminal asset financing arrangement, MRL asset financing arrangements, MRL term loan credit agreement, Montana refinery asset financing arrangement, finance lease obligations and other obligations are classified as Level 3. Read Note 8 — “Long-Term Debt” for further information on long-term debt.

The Company’s carrying value and estimated fair value of the Company’s financial instruments, carried at adjusted historical cost, were as follows (in millions):

	December 31, 2025			December 31, 2024
	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Instrument:
2026 Notes, 2027 Notes, 2028 Notes, 2028 Mirror Issuance Notes, and 2029 Secured Notes	2	$1,083.7	$1,065.5	$1,218.3	$1,196.7
Senior secured revolving credit facility	3	$94.6	$93.0	$286.6	$283.6
MRL term loan credit agreement	3	$—	$—	$73.7	$71.4
DOE Loan	3	$815.4	$795.5	$—	$—
Shreveport terminal asset financing arrangement	3	$116.1	$113.7	$42.1	$41.6
Montana terminal asset financing arrangement	3	$22.5	$22.4	$30.4	$30.2
Montana refinery asset financing arrangement	3	$142.7	$141.5	$108.7	$108.7
MRL asset financing arrangements	3	$—	$—	$368.1	$365.4
Finance leases and other obligations	3	$1.9	$1.9	$2.9	$2.9

11. Stockholders’ Equity

Common Stock Authorized and Outstanding

As of December 31, 2025, the Company has 700,000,000 shares of common stock authorized for issuance and 86,776,552 shares of common stock issued and outstanding.

Preferred Stock Authorized and Outstanding

As of December 31, 2025, the Company has 100,000,000 shares of preferred stock authorized for issuance and no shares of preferred stock issued and outstanding.

Outstanding Warrants

As of December 31, 2025, there were outstanding warrants to purchase an aggregate of 2,000,000 shares of common stock at an exercise price of $20.00 per share (subject to adjustment). The outstanding warrants are exercisable through July 10, 2027.

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

Stock-based compensation equity awards are awards that are expected to be settled in shares of Calumet common stock on their vesting dates (“Equity Awards”). For Equity Awards, compensation expense is recognized in the Company’s consolidated financial statements on a straight-line basis over the awards’ vesting periods based on their fair values on the dates of grant. The stock-based compensation awards vest over a period not exceeding four years. The amount of compensation expense recognized at any date is at least equal to the portion of the grant date value of the award that is vested at that date.

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

Restricted Stock Units

Non-employee directors and certain management level employees of the Company have been granted restricted stock units under the terms of the LTIP as part of their respective compensation packages related to fiscal years 2025 and 2024. The restricted stock units granted to non-employee directors and employees related to fiscal years 2025 and 2024 vest in full on the third anniversary following the grant date.

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

A summary of the Company’s non-vested restricted stock units as of December 31, 2025, and the changes during the years ended December 31, 2025 and 2024, are presented below:

		Weighted-
	Number of	Average
	Restricted Stock Units	Grant Date Fair Value
Non-vested at January 1, 2023	1,314,382	$6.58
Granted	1,216,817	17.53
Vested	(1,144,542)	11.08
Forfeited	(159,080)	11.89
Non-vested at December 31, 2023	1,227,577	$9.83
Granted	233,632	17.22
Vested	(205,074)	12.52
Forfeited	(45,824)	16.74
Non-vested at December 31, 2024	1,210,311	$16.57
Granted	1,303,496	15.15
Vested	(898,911)	14.52
Forfeited	(90,673)	16.49
Non-vested at December 31, 2025	1,524,223	$16.29

For the year ended December 31, 2025, compensation benefit of $1.1 million was recognized in the consolidated statements of operations related to restricted stock unit grants. For the year ended December 31, 2024, compensation expense of $19.7 million was recognized in the consolidated statements of operations related to restricted stock unit grants. As of December 31, 2025 and December 31, 2024, there was $19.2 million and $11.6 million, respectively of unrecognized compensation costs related to non-vested restricted stock unit grants, all of which was attributable to Liability Awards. These costs are expected to be recognized over a weighted-average period of approximately two years.

13. Employee Benefit Plans

Defined Contribution Plan

The Company has a domestic defined contribution plan administered by the Company’s benefits committee, with the oversight of the board of directors, for (i) all full-time employees that are eligible to participate in the plan (the “401(k) Plan”). Participants in the 401(k) Plan are allowed to contribute 1% to 70% of their pre- or post-tax earnings to the plan, subject to government-imposed limitations. The Company matches 100% of each 1% of eligible compensation contributed by the participant up to 4% and 50% of each additional 1% of eligible compensation contributed up to 6%, for a maximum contribution by the Company of 5% of eligible compensation contributed per participant. The 401(k) Plan also includes a profit-sharing component for eligible employees. Contributions under the profit-sharing component are determined by the Company’s board of directors and are discretionary. The funding policy is consistent with funding requirements of applicable laws and regulations.

The Company recorded the following 401(k) Plan matching contribution expense in the consolidated statements of operations (in millions):

	Year Ended December 31,
	2025	2024	2023
401(k) Plan matching contribution expense	$7.7	$7.5	$7.0

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

During 2025 and 2024, the Company contributed a nominal amount to its Pension Plan and expects to contribute less than $0.1 million to its Pension Plan in 2026.

The accumulated and projected benefit obligations for the Pension Plan was $29.5 million and $29.3 million as of December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, the discount rate used to determine the benefit obligations was 5.3% and 5.5%, respectively, for the Penreco Pension Plan and 5.6% and 5.7%, respectively, for the Great Falls Pension Plan. For the years ended December 31, 2025 and 2024, the expected rate of return on plan assets was 7.4% and 6.7%, respectively, for the Penreco Pension Plan and 6.5% and 6.0%, respectively, for the Great Falls Pension Plan. The fair value of plan assets was $26.2 million and $25.9 million as of December 31, 2025 and 2024, respectively. The estimated benefit payments for the Pension Plan, which reflect expected future service, as appropriate, are expected to be less than $2.6 million in each of the next five years.

14. Accumulated Other Comprehensive Loss

The table below sets forth a summary of changes in accumulated other comprehensive loss by component for the years ended December 31, 2025 and 2024 (in millions):

	Defined Benefit
	Pension And
	Retiree Health
	Benefit Plans	Total
Accumulated other comprehensive loss at December 31, 2023	$(7.2)	$(7.2)
Other comprehensive income before reclassifications	0.2	0.2
Net current period other comprehensive income	0.2	0.2
Accumulated other comprehensive loss at December 31, 2024	$(7.0)	$(7.0)
Other comprehensive income before reclassifications	0.2	0.2
Net current period other comprehensive income	0.2	0.2
Accumulated other comprehensive loss at December 31, 2025	$(6.8)	$(6.8)

15. Income Taxes

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

On July 10, 2024, the Company completed the Conversion pursuant to which it became the parent holding company of the Partnership. Following the Conversion, the Company’s sole material asset is the partnership interests in the Partnership, which for U.S. federal, state and local income tax purposes passes its net taxable income and related tax credits, if any, through to its partners for inclusion in the partners’ tax returns. The Partnership is also subject to and reports entity level taxes in certain states. The income tax burden on the earnings taxed to the noncontrolling interest holders is not reported by the Company in its consolidated financial statements under U.S. GAAP. As a result, the Company’s effective tax rate differs materially from the statutory rate.

Sale of Transferable Tax Credits

In 2025, the Company sold $93.5 million in transferable non-refundable tax credits. The Company does not expect any material recapture risk associated with the credits sold, and no contingent liabilities have been recorded as of the reporting date.

The components of net income (loss) before income tax expense (benefit) were as follows (in millions):

	2025	2024	2023
Domestic	$(130.0)	$(225.1)	$45.4
Foreign	3.6	3.9	4.3
Total	$(126.4)	$(221.2)	$49.7

The components of the income tax expense (benefit) were as follows (in millions) for the year ended December 31:

Current expense (benefit)	2025	2024	2023
Federal	$(85.9)	$0.7	$—
State	0.1	(0.7)	0.2
Foreign	1.1	1.2	1.5
Total	$(84.7)	$1.2	$1.7

Deferred expense (benefit)
Federal	$(8.1)	$—	$—
State	0.2	(0.4)	(0.1)
Foreign	—	—	—
Total	$(7.9)	$(0.4)	$(0.1)

Total income tax expense (benefit)	$(92.6)	$0.8	$1.6

Prior to the Conversion on July 10, 2024, the Partnership was not subject to U.S. federal income tax whereas following the Conversion, the Company is generally subject to U.S. federal income tax as a corporation. The effective tax rate differs from the statutory tax rate primarily due to the benefit of tax credits combined with pre-tax losses, along with valuation allowance that offsets the deferred tax benefit that would otherwise be recorded.

The table below provides the updated requirements of ASU 2023-09 for the year ended December 31, 2025. See Note 2. Summary of Significant Accounting Policies-New Accounting Pronouncements for additional details on the adoption of ASU 2023-09. The reconciliation between the effective tax rate to the U.S. statutory tax rate is as follows for the year ended December 31:

	2025
Federal income tax rate	$(26.5)	21.0%
State income taxes, net of federal income tax effect(1)	0.4	(0.3)
Foreign taxes effect	0.3	(0.2)
Effects of Changes in Tax Laws or Rates Enacted in the Current Period	—	—
Effects of Cross-Border Tax Laws	0.1	(0.1)
Tax Credits:
Clean Fuel Production Tax Credits (CFPCs)	(94.7)	74.9
Other Tax Credits	(0.3)	0.2
Change in valuation allowance	28.5	(22.5)
Nontaxable or Nondeductible Items	1.3	(1.0)
Changes in Unrecognized Tax Benefits	—	—
Other	(1.7)	1.3
Effective tax rate	$(92.6)	73.3%
(1)	State taxes in Texas & Montana made up the majority (greater than 50%) of the tax effect in this category.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows for the year ended:

	2024	2023
Federal income tax rate	21.0%	21.0%
State income taxes, net of federal income tax effect	3.6	0.2
Partnership earnings not subject to tax	(8.3)	(20.0)
Foreign taxes effect	0.5	2.8
Other nontaxable income	4.9	—
Other	0.5	—
Change in valuation allowance	(22.6)	(0.8)
Effective tax rate	(0.4)%	3.2%

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

We have evaluated the effects of the legislation on our financial position, results of operations or liquidity in the future; the effects of OBBB did not have a material impact on our financial position, results of operations and liquidity in 2025.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in millions) as of December 31:

	2025	2024
Deferred tax assets:
Investment in partnership	$62.3	$190.4
Net operating loss carryforwards	163.4	39.0
Interest expense limitation carryforwards	38.4	20.0
Other	12.7	3.2
Total deferred tax assets	$276.8	$252.6
Less: valuation allowance	(268.8)	(252.6)
Total deferred tax assets, net of valuation allowance	$8.0	$—

Deferred tax liabilities
Other	$—	$—
Total deferred tax liabilities	$—	$—

Net deferred tax asset (liability)	$8.0	$—

Due to the weight of objectively verifiable negative evidence, including its history of losses, the Company’s deferred tax assets have been fully offset by a valuation allowance, outside of its tax credits as noted above. During the year ended December 31, 2025, the Company reassessed the realizability of its deferred tax assets from previously unutilized clean fuel production credits (“CFPCs”). As a result of the successful monetization of a portion of these credits through a third-party sale under Section 6418 of the Internal Revenue Code, the Company obtained sufficient positive evidence to support the realization of certain deferred tax assets that were previously subject to a valuation allowance. Accordingly, the Company reversed the valuation allowance, resulting in a corresponding income tax benefit recognized during the period. The reversal reflects management’s updated assessment that it is more likely than not that the related deferred tax assets will be realized based on the availability of a reliable monetization for the credits and the receipt of proceeds from the sale transactions in 2025.

As of December 31, 2025, the Company has federal and state net operating loss carryforwards of approximately $670.1 million and $342.3 million, respectively. Federal net operating losses carry forward indefinitely. Of the $342.3 million of state net operating loss carryforwards, $24.0 million carry forward indefinitely. The remaining state net operating loss carryforwards begin to expire in 2034. The Company also has Canada net operating loss carryforwards of approximately $1.4 million. Canada net operating losses have a carryforward period of 20 years and begin expiring in 2040.

As of December 31, 2025, the Company has credit carryforwards of approximately $12.7 million. The credits begin to expire in 2032 through 2045.

As a result of the Company’s analysis, management has determined that the Company does not have any uncertain tax positions. The Company believes the income tax filing positions, including previous status as a pass-through entity, would be sustained on audit and do not anticipate any adjustments that would result in a material change to the consolidated balance sheet. As of December 31, 2025 and 2024, no material unrecognized tax benefits were recognized as liabilities in the consolidated balance sheet.

The Company is subject to taxation in the United States and various state and foreign jurisdictions. The only material jurisdiction in which the Company operates is the United States. The Company’s federal and state tax returns remain subject to examination by taxing authorities for three years.

The following is a supplemental schedule of cash paid for income taxes (in millions), disaggregated in accordance with ASU 2023-09, which was adopted prospectively in 2025 as follows for the year ended:

2025
Cash paid during the period for income taxes, net of refunds:
U.S. Federal	$0.1
U.S. State and local	0.4
Foreign	—
Total	$0.5

Individual jurisdictions equaling 5% or more of the total income taxes paid (net of refunds) for the year ended December 31, 2025 include U.S. Federal at $0.1 million, Texas at $0.3 million, and Kentucky at $0.1 million.

16. Earnings per Share/Unit

The following table sets forth the computation of basic and diluted earnings per share / limited partner unit (in millions, except share/unit and per share/unit data):

	Year Ended December 31,
	2025	2024	2023
Numerator for basic and diluted earnings per share / limited partner unit:
Net income (loss)	$(33.8)	$(222.0)	$48.1
Less:
General partner's interest in net income			1.0
Net income attributable to limited partners			$47.1
Denominator for earnings per share / limited partner unit:
Weighted average number of basic and diluted common shares / limited partner units outstanding (1)	86,761,139	83,146,680	80,075,530
Earnings per share / limited partners' interest in net income (loss) per unit:
Basic and diluted	$(0.39)	$(2.67)	$0.59
(1)	Total diluted weighted average common shares / limited partner units outstanding excludes a de-minimis amount of potentially dilutive restricted stock units / phantom units which would have been anti-dilutive for the years ended December 31, 2025 and 2024, respectively.

17. Transactions with Related Parties

During the years ended December 31, 2025, 2024, and 2023, the Company had product sales to related parties of $7.6 million, $7.5 million, and $8.4 million, respectively. Trade accounts and other receivables from related parties at December 31, 2025 and 2024 were $1.1 million and $1.3 million, respectively. The Company also had purchases from related parties during the years ended December 31, 2025, 2024, and 2023 of $3.3 million, $2.8 million, and $16.5 million, respectively. Accounts payable to related parties were $0.3 million and $0.1 million at December 31, 2025 and 2024, respectively.

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

●	Specialty Products and Solutions. The Specialty Products and Solutions segment consists of our customer-focused solutions and formulations businesses, covering multiple specialty product lines, anchored by our unique integrated complex in Northwest Louisiana. In this segment, we manufacture and market a wide variety of solvents, waxes, customized lubricating oils, white oils, petrolatums, gels, esters, and other products. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for consumer-facing and industrial products.
●	Montana/Renewables. The Montana/Renewables segment is composed of our Montana specialty asphalt facility and our Montana Renewables facility. At our Montana Renewables facility, we process a variety of geographically advantaged renewable feedstocks into renewable diesel, sustainable aviation fuel, and renewable naphtha that are distributed into renewable markets in the western half of North America. At our Montana specialty asphalt facility, we process Canadian crude oil into conventional gasoline, diesel, jet fuel and specialty grades of asphalt, with production sized to serve local markets.
●	Performance Brands. The Performance Brands segment includes our fast-growing portfolio of high-quality, high-performing brands. In this segment, we blend, package, and market high performance products through our Royal Purple, Bel-Ray, and TruFuel brands.
●	Corporate. The Corporate segment includes enterprise-level activities that incur shared costs and support the Company’s operations, including treasury, capital structure and liquidity management, executive leadership, legal, accounting, tax, information technology, and governance functions, as well as merger and acquisition-related expenses, capital markets transactions, and other corporate activities that are not directly attributable to the operating segments.

During the first quarter of 2025, the CODM changed the definition and calculation of Adjusted EBITDA to exclude RINs incurrence expense (see item (k) below). The Company’s RINs incurrence expense is calculated by multiplying the RINs obligation in the period incurred (based on actual results) by the spot price on the day the RINs obligation is incurred for each accounting period. The resulting non-cash incurrence expenses are included in cost of sales in the statement of operations. The Company believes that this revised definition and calculation better reflects the performance of the Company’s business segments including cash flows because it excludes these non-cash fluctuations. Adjusted EBITDA has been revised for all periods presented to consistently reflect this change. For all periods presented in the Company’s consolidated balance sheets and consolidated results of operations, we did not purchase any RINs.

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

Reportable segment information is as follows (in millions):

	Specialty
	Products and	Performance	Montana/
Year Ended December 31, 2025	Solutions	Brands	Renewables	Corporate	Total
Sales:
External customers	$2,633.0	$311.0	$1,193.1	$—	$4,137.1
Inter-segment sales	19.4	0.5	—	—	19.9
Total sales	$2,652.4	$311.5	$1,193.1	$—	$4,157.0
Inter-segment sales eliminations					(19.9)
Sales					$4,137.1

Cost of sales	$2,367.3	$232.8	$1,291.3	$—	$3,891.4

Adjusted EBITDA	$291.8	$47.9	$(50.8)	$(77.7)	$211.2
Reconciling items to net loss:
Depreciation and amortization	74.2	5.5	109.5	0.7	189.9
LCM / LIFO loss	17.4	0.8	1.7	—	19.9
Loss on impairment and disposal of assets	1.3	—	—	—	1.3
(Gain) on sale of business	—	(58.1)	—	2.3	(55.8)
Interest expense	23.2	0.1	63.8	128.7	215.8
Debt extinguishment costs	(0.2)	—	47.5	0.1	47.4
Unrealized gain on derivatives	(24.0)	—	—	—	(24.0)
RINs incurrence gain	(137.9)	—	(94.1)	—	(232.0)
RINs mark-to-market loss	108.6	—	47.4	—	156.0
Other (1)					(8.1)
Equity-based compensation and other items					14.4
Income tax benefit (2)					(92.6)
Noncontrolling interest adjustments					12.8
Net loss					$(33.8)

Capital expenditures	$54.5	$0.5	$20.9	$0.8	$76.7
PP&E, net	$320.5	$29.0	$997.1	$6.4	$1,353.0

	Specialty
	Products and	Performance	Montana/
Year Ended December 31, 2024	Solutions (3)	Brands (4)	Renewables (5)	Corporate	Total
Sales:
External customers	$2,789.3	$335.2	$1,064.9	$—	$4,189.4
Inter-segment sales	23.3	0.4	—	—	23.7
Total sales	$2,812.6	$335.6	$1,064.9	$—	$4,213.1
Inter-segment sales eliminations					(23.7)
Sales					$4,189.4

Cost of sales	$2,600.3	$239.9	$1,118.4	$—	$3,958.6

Adjusted EBITDA	$222.5	$57.4	$22.3	$(72.9)	$229.3
Reconciling items to net loss:
Depreciation and amortization	70.6	8.7	106.8	0.9	187.0
LCM / LIFO loss	0.2	0.6	11.5	—	12.3
Loss on impairment and disposal of assets	0.9	—	1.1	—	2.0
Interest expense	22.7	0.1	70.4	143.5	236.7
Debt extinguishment costs	0.1	—	—	0.3	0.4
Unrealized gain on derivatives	(47.1)	—	—	—	(47.1)
RINs incurrence expense	28.9	—	5.6	—	34.5
RINs mark-to-market gain	(45.0)	—	(21.4)	—	(66.4)
Other					75.5
Equity-based compensation and other items					19.7
Income tax expense					0.8
Noncontrolling interest adjustments					(4.1)
Net loss					$(222.0)

Capital expenditures	$49.5	$0.7	$43.3	$3.8	$97.3
PP&E, net	$351.6	$31.4	$1,051.0	$4.8	$1,438.8

	Specialty
	Products and	Performance	Montana/
Year Ended December 31, 2023	Solutions (3)	Brands (4)	Renewables (6)	Corporate	Total
Sales:
External customers	$2,876.9	$310.3	$993.8	$—	$4,181.0
Inter-segment sales	17.2	0.3	—	—	17.5
Total sales	$2,894.1	$310.6	$993.8	$—	$4,198.5
Inter-segment sales eliminations					(17.5)
Sales					$4,181.0

Cost of sales	$2,474.7	$228.2	$1,026.4	$—	$3,729.3

Adjusted EBITDA	$322.9	$47.9	$52.5	$(68.8)	$354.5
Reconciling items to net income:
Depreciation and amortization	76.8	9.9	95.2	1.1	183.0
LCM / LIFO (gain) loss	(2.1)	2.0	35.7	—	35.6
Loss on impairment and disposal of assets	—	—	3.5	—	3.5
Interest expense	27.9	0.1	65.4	128.3	221.7
Debt extinguishment costs	—	—	0.4	5.5	5.9
Unrealized (gain) loss on derivatives	(28.4)	—	(4.6)	—	(33.0)
RINs incurrence expense	71.7	—	22.3	—	94.0
RINs mark-to-market gain	(201.1)	—	(89.1)	—	(290.2)
Other					60.9
Equity-based compensation and other items					20.2
Income tax expense					1.6
Noncontrolling interest adjustments					3.2
Net income					$48.1

Capital expenditures	$82.2	$2.3	$234.6	$0.6	$319.7
PP&E, net	$373.0	$33.4	$1,097.9	$2.0	$1,506.3
(1)	For the year ended December 31, 2025, Adjusted EBITDA for the Montana/Renewables segment excluded an $11.7 million non-cash gain resulting from the release of a previously recorded liability.
(2)	For the year ended December 31, 2025, income tax benefit primarily represents the income tax benefit generated by Montana/Renewables.
(3)	For the years ended December 31, 2024 and 2023, Adjusted EBITDA for the Specialty Products and Solutions segment included a $6.2 million and $9.5 million gain recorded in cost of sales in the consolidated statements of operations, respectively, for proceeds received under the Company’s property damage insurance policy.
(4)	For the years ended December 31, 2024 and 2023, Adjusted EBITDA for the Performance Brands segment included a $5.8 million and $8.2 million gain recorded in cost of sales in the consolidated statements of operations, respectively, for proceeds received under the Company’s business interruption insurance policy.
(5)	For the year ended December 31, 2024, Adjusted EBITDA for the Montana/Renewables segment included a $19.6 million gain recorded in cost of sales in the consolidated statements of operations for proceeds received under the Company’s property damage insurance policy.
(6)	For the year ended December 31, 2023, Adjusted EBITDA for the Montana/Renewables segment excluded a $50.6 million charge to cost of sales in the consolidated statements of operations for losses under firm purchase commitments.

Other Segment Expenses primarily consisted of selling, general and administrative, and taxes other than income taxes, all of which are included in operating costs and expenses in the consolidated statements of operations.

Geographic Information

International sales accounted for less than ten percent of consolidated sales in each of the years ended December 31, 2025, 2024, and 2023, respectively.

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

	Year Ended December 31,
	2025		2024		2023

Specialty Products and Solutions:
Lubricating oils	$752.0	18.2%	$788.6	18.8%	$763.8	18.3%
Solvents	401.6	9.7%	407.3	9.7%	398.5	9.5%
Waxes	152.4	3.7%	156.3	3.7%	163.9	3.9%
Fuels, asphalt and other by-products	1,327.0	32.1%	1,437.1	34.4%	1,550.7	37.1%
Total	$2,633.0	63.7%	$2,789.3	66.6%	$2,876.9	68.8%
Montana/Renewables:
Gasoline	$128.1	3.1%	$140.8	3.4%	$167.2	4.0%
Diesel	102.6	2.5%	114.6	2.7%	144.8	3.5%
Jet fuel	19.6	0.5%	18.2	0.4%	20.5	0.5%
Asphalt, heavy fuel oils and other	159.0	3.8%	159.6	3.8%	148.1	3.5%
Renewable fuels	783.8	18.9%	631.7	15.1%	513.2	12.3%
Total	$1,193.1	28.8%	$1,064.9	25.4%	$993.8	23.8%

Performance Brands:	$311.0	7.5%	$335.2	8.0%	$310.3	7.4%

Consolidated sales	$4,137.1	100.0%	$4,189.4	100.0%	$4,181.0	100.0%

Major Customers

During the years ended December 31, 2025, 2024, and 2023 the Company had no customer that represented 10% or greater of consolidated sales.

Major Suppliers

During the year ended December 31, 2025, the Company had four counterparties that supplied approximately 87.8% of its crude oil supply. During the year ended December 31, 2024, the Company had three counterparties that supplied approximately 83.6% of its crude oil supply. During the year ended December 31, 2023, the Company had two counterparties that supplied approximately 90.2% of its crude oil supply.

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

For the years ended December 31, 2025 and December 31, 2024, respectively, Montana Renewables Holdings and MRL were the only unrestricted subsidiaries of the Company. In accordance with the indentures governing the Company’s outstanding senior notes, the following table sets forth certain financial information of (i) the Company and its restricted subsidiaries, on a combined basis, (ii) the Company’s unrestricted subsidiaries, on a combined basis, and (iii) the Company and its subsidiaries, on a consolidated basis, in each case, as of December 31, 2025 and December 31, 2024, respectively.

	Parent
	Company and
	Restricted	Unrestricted		Consolidated
December 31, 2025	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$7.6	$117.5	$—	$125.1
Restricted cash	$—	$80.0	$—	$80.0
Accounts receivable - trade	$206.4	$18.0	$—	$224.4
Inventory	$341.0	$44.2	$—	$385.2
Prepaid expenses and other current assets	$21.5	$6.8	$—	$28.3
Property, plant and equipment, net	$637.7	$715.3	$—	$1,353.0
Operating lease right-of-use assets	$216.9	$7.3	$—	$224.2
Other noncurrent assets, net	$92.7	$12.0	$—	$104.7
Accounts payable	$236.3	$344.9	$(299.7)	$281.5
Other taxes payable	$15.5	$2.2	$—	$17.7
Other current liabilities	$16.1	$5.0	$—	$21.1
Current portion of operating lease liabilities	$61.9	$2.3	$—	$64.2
Current portion of long-term debt	$156.1	$0.1	$—	$156.2
Long-term operating lease liabilities	$156.4	$5.0	$—	$161.4
Long-term debt, less current portion	$1,281.4	$893.7	$(97.8)	$2,077.3
Redeemable noncontrolling interest	$—	$245.6	$—	$245.6
Stockholders' equity	$(78.6)	$(497.2)	$(156.9)	$(732.7)

	Parent
	Company and
	Restricted	Unrestricted		Consolidated
December 31, 2024	Subsidiaries	Subsidiaries	Eliminations	Total
Cash and cash equivalents	$8.9	$29.2	$—	$38.1
Restricted cash	$—	$7.8	$—	$7.8
Accounts receivable - trade	$219.2	$22.5	$—	$241.7
Accounts receivable - other	$24.5	$11.9	$—	$36.4
Inventory	$379.9	$36.4	$—	$416.3
Prepaid expenses and other current assets	$20.5	$5.2	$—	$25.7
Property, plant and equipment, net	$688.5	$750.3	$—	$1,438.8
Operating lease right-of-use assets	$236.6	$3.6	$—	$240.2
Other noncurrent assets, net	$107.8	$10.4	$—	$118.2
Accounts payable	$279.5	$484.3	$(443.0)	$320.8
Accrued interest payable	$44.4	$1.0	$—	$45.4
Other taxes payable	$10.0	$1.9	$—	$11.9
Obligations under inventory financing agreements	$—	$32.0	$—	$32.0
Current portion of operating lease liabilities	$56.0	$2.8	$—	$58.8
Current portion of long-term debt	$16.4	$19.1	$—	$35.5
Long-term operating lease liabilities	$181.4	$0.8	$—	$182.2
Long-term debt, less current portion	$1,646.7	$516.0	$(98.0)	$2,064.7
Redeemable noncontrolling interest	$—	$245.6	$—	$245.6
Stockholders' equity	$(241.2)	$(426.2)	$(44.5)	$(711.9)

The following table sets forth certain financial information of the Company’s unrestricted subsidiaries, on a combined basis, for the years ended December 31, 2025, 2024, and 2023, respectively.

	2025	2024	2023

Sales	$786.7	$631.7	$513.2
Cost of sales	918.9	661.1	651.0
Gross profit (loss)	(132.2)	(29.4)	(137.8)
Operating costs and expenses:
General and administrative	29.3	29.2	22.1
Taxes other than income taxes	8.1	5.9	4.3
Loss on impairment and disposal of assets	—	1.1	3.4
Operating loss	(169.6)	(65.6)	(167.6)

Other income (expense):
Interest expense	(80.1)	(99.8)	(77.8)
Debt extinguishment costs	(47.5)	—	—
Gain (loss) on derivative instruments	(5.6)	10.0	5.3
Other income	17.3	0.8	1.1
Total other expense	(115.9)	(89.0)	(71.4)
Net loss before income taxes	(285.5)	(154.6)	(239.0)
Income tax benefit	(93.6)	—	—
Net loss	$(191.9)	$(154.6)	$(239.0)

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

The redeemable noncontrolling interest in MRHL is reflected as temporary equity in the consolidated balance sheets due to the redemption features described above and included a balance of $245.6 million as of December 31, 2025 and 2024, respectively, which reflects the amount recorded for the Preferred Units at their issuance date fair value, net of issuance costs. As of the reporting date, there are no triggering, change of control, early redemption or monetization events that are probable that would require us to revalue the Preferred Units.

21. Subsequent Events

9.75% Senior Notes due 2031

On January 12, 2026, the Partnership and Finance Corp. issued $405.0 million aggregate principal amount of a new series of the Issuers’ 9.75% Senior Notes due 2031 (the “2031 Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act. The Company subsequently redeemed all of 2026 Notes and all of the 2027 Notes in January 2026.

Ninth Amendment to Third Amended and Restated Credit Agreement

On January 23, 2026, the Company entered into the Ninth Amendment to the Third Amended and Restated Credit Agreement (the “Ninth Amendment”). The Ninth Amendment amended the Third Amended and Restated Credit Agreement, dated as of February 23, 2018 (the “Credit Agreement”), by and among Calumet GP, LLC, Calumet Specialty Products Partners, L.P., certain subsidiaries of the Company party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent. Among other changes, the Ninth Amendment modified the Credit Agreement to (i) extend the maturity date to January 23, 2031, (ii) provide for commitments of $500.0 million, subject to borrowing base limitations, (iii) revise certain covenants, representations and warranties, events of default and other terms to permit the Company or one or more of its subsidiaries to consummate one or more new inventory financing transactions, subject in each case to the Company’s satisfaction of certain customary conditions and (iv) provide for a reduction of commitments under the Credit Agreement from $500.0 million to $425.0 million if any such inventory financing transaction is consummated.

Clean Fuel Production Tax Credits

On February 3, 2026, the U.S. Department of the Treasury and the Internal Revenue Service issued proposed regulations under Section 45Z of the Internal Revenue Code, providing clarification on the calculation and eligibility requirements for the Clean Fuel Production Credit. The regulations were issued pursuant to the Inflation Reduction Act, as amended by the One Big Beautiful Bill Act, and apply to qualifying transportation fuel produced and sold after December 31, 2024.

The proposed regulations provide guidance in several key areas, including: (i) eligibility requirements for producers and qualified facilities as well as qualified sales; (ii) lifecycle greenhouse gas emissions measurement and carbon intensity determination, including confirmation of applicable emissions models and emissions rate tables; (iii) certification, registration, and documentation requirements for claiming the credit; (iv) clarification of feedstock sourcing limitations, prohibited foreign entity restrictions, and anti-abuse provisions; and (v) coordination with elective payment and credit transferability rules.

An additional $8.4 million in 2025 CFPCs were generated based on updates made to our estimates in the first quarter of 2026.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Calumet, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the board of directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”), and has concluded that we maintained effective internal control over financial reporting as of December 31, 2025.

Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2025, as stated in their report, which is included herein.

Remediation of Previously Reported Material Weakness

As of December 31, 2025, we have remediated the previously disclosed material weakness related to the presentation and classification of information on the statement of cash flows for the periods ended March 31, 2025 and June 30, 2025 that caused the misclassification of certain amounts between cash flows from operating activities and cash flows from financing activities.

With oversight from senior management, as well as oversight by the audit committee of the board of directors, we implemented changes to our internal control over financial reporting, which contributed to the remediation of the material weakness described above. Remediation activities included the following:

●	The statement of cash flows is now prepared by a member of the financial reporting team with appropriate inputs and reviews from the FP&A Manager and appropriate treasury personnel.
●	The statement of cash flows proof is reviewed and approved by the Corporate Controller and Chief Accounting Officer.
●	The Corporate Controller’s review includes a comprehensive checklist detailing each statement of cash flows line item with notes detailing his review for that line item, follow up questions and resolutions, and final conclusion.

These remediation actions have been in operation for a sufficient period of time and management has performed adequate testing to conclude that the controls are operating effectively and the material weakness has been remediated as of December 31, 2025.

Changes in Internal Control over Financial Reporting

Other than the actions to remediate the material weakness in our internal control over financial reporting as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(c) Trading Plans

On November 18, 2025, the Daniel J. Sajkowski Trust 2011 U/DEC DTD 2/8/2011, of which Daniel J. Sajkowski, a member of the board of directors of the Company, is a co-trustee, adopted a trading plan (the “Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Plan will commence on April 1, 2026 and will expire on December 31, 2026. The Plan provides for the potential sale of up to 7,550 shares of common stock of Calumet, Inc. pursuant to the terms of the Plan.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406, 407(c)(3), (d)(4) and (d)(5) and 408(b) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the 2026 annual meeting of stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the 2026 annual meeting of stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The equity compensation plan information required by Item 2401(d) and the information required by Item 403 of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the 2026 annual meeting of stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K in response to this item will be set forth in our definitive proxy statement for the 2026 annual meeting of stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A in response to this item will be set forth in our definitive proxy statement for the 2026 annual meeting of stockholders and is incorporated herein by reference.

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

3.2	—	Amended and Restated Bylaws of Calumet, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2024 (File No. 001-42172)).
4.1	—	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 28, 2025 (File No. 001-42172)).
4.2	—

Indenture, dated June 27, 2023, by and among Calumet Specialty Products Partners, L.P., Calumet Finance Corp., the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Partnership’s Current Report on Form 8-K filed with the Commission on June 29, 2023 (File No. 000-51734)).

4.3	—	Form of 9.75% Senior Notes due 2028 (included in Exhibit 4.2).

Exhibit Number		Description
4.4	—

Indenture, dated March 7, 2024, by and among Calumet Specialty Products Partners, L.P., Calumet Finance Corp., the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Partnership's Current Report on Form 8-K filed with the Commission on March 12, 2024 (File No. 000-51734)).

4.5	—	Form of 9.25% Senior Secured First Lien Notes due 2029 (included in Exhibit 4.4).
4.6	—

Indenture, dated January 16, 2025, by and among Calumet Specialty Products Partners, L.P., Calumet Finance Corp., the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Commission on January 16, 2025 (File No. 001-42172)).

4.7	—	Form of 9.75% Senior Notes due 2028 (included in Exhibit 4.6).
4.8	—

Indenture, dated January 12, 2026, by and among Calumet Specialty Products Partners, L.P., Calumet Finance Corp., the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Commission on January 12, 2026 (File No. 001-42172)).

4.9	—	Form of 9.75% Senior Notes due 2031 (included in Exhibit 4.8).
4.10	—

Registration Rights Agreement, dated as of July 10, 2024, by and among Calumet, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2024 (File No. 001-42172)).

4.11	—

Stockholders’ Agreement, dated as of July 10, 2024, by and between Calumet, Inc. and The Heritage Group (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2024 (File No. 001-42172)).

4.12	—

Warrant Agreement, dated as of July 10, 2024, by and among Calumet, Inc. and Computershare Inc. and Computershare Trust Company, N.A., as warrant agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 10, 2024 (File No. 001-42172)).

4.13	—	Form of Warrant Certificate (included in Exhibit 4.14).
10.1	—

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

10.23†	—

Calumet, Inc. Executive Deferred Compensation Plan, dated July 10, 2024 (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 28, 2025 (File No. 001-42172)).

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

10.31	—	Second Amendment to the Monetization Master Agreement, dated as of September 30, 2024, by and among Calumet, Inc., J. Aron & Company LLC and the other parties thereto

Exhibit Number		Description
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

10.33	—

Seventh Amendment to Third Amended and Restated Credit Agreement, dated as of January 6, 2025, by and among Calumet, Inc., Bank of America, N.A., and the other parties signatory thereto (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 28, 2025 (File No. 001-42172)).

10.34	—

Master Lease Agreement, dated as of February 12, 2021, together with Property Schedule No. 2 thereto, dated as of July 25, 2025, by and between Stonebriar Commercial Finance LLC and Calumet Shreveport Refining, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2025 (File No. 001-42172)).

10.35	—

Eighth Amendment to Third Amended and Restated Credit Agreement, dated as of July 25, 2025, by and among Calumet, Inc., Bank of America, N.A. and the other parties signatory thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2025 (File No. 001-42172)).

10.36	—

Third Amendment to the Monetization Master Agreement, dated as of July 25, 2025, by and among Calumet, Inc., J. Aron & Company LLC and the other parties thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2025 (File No. 001-42172)).

10.37	—

Ninth Amendment to Third Amended and Restated Credit Agreement, dated as of January 23, 2026, by and among Calumet, Inc., Bank of America, N.A. and the other parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 29, 2026 (File No. 001-42172)).

19.1	—	Insider Trading Policy of Calumet, Inc. (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 28, 2025 (File No. 001-42172)).
21.1*	—	List of Subsidiaries of Calumet, Inc.
23.1*	—	Consent of Grant Thornton LLP, independent registered public accounting firm.
23.2*	—	Consent of Ernst & Young, LLP, independent registered public accounting firm.
31.1*	—	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	—	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	—	Calumet, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 28, 2025 (File No. 001-42172)).
101.INS*	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	—	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted Inline XBRL (included within the Exhibit 101 attachments).

†Identifies management contract and compensatory plan arrangements.

*Filed herewith.

**Furnished herewith.

#	Certain confidential information contained in this agreement has been omitted because it is both (i) not material and (ii) the type of information that the Company treats as private or confidential.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALUMET, INC.

By:	/s/ Todd Borgmann
Todd Borgmann
President and Chief Executive Officer

Date: February 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Todd Borgmann	President and Chief Executive Officer and Director	Date: February 27, 2026
Todd Borgmann	(Principal Executive Officer)

/s/ David Lunin	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date: February 27, 2026
David Lunin

/s/ John Krutz	Chief Accounting Officer (Principal Accounting Officer)	Date: February 27, 2026
John Krutz

/s/ Stephen P. Mawer	Chair of the Board	Date: February 27, 2026
Stephen P. Mawer

/s/ Julio M. Quintana	Director	Date: February 27, 2026
Julio M. Quintana

/s/ Karen A. Twitchell	Director	Date: February 27, 2026
Karen A. Twitchell

/s/ Paul C. Raymond III	Director	Date: February 27, 2026
Paul C. Raymond III

/s/ Daniel J. Sajkowski	Director	Date: February 27, 2026
Daniel J. Sajkowski

/s/ Amy M. Schumacher	Director	Date: February 27, 2026
Amy M. Schumacher

/s/ Karen G. Narwold	Director	Date: February 27, 2026
Karen G. Narwold

/s/ Jennifer G. Straumins	Director	Date: February 27, 2026
Jennifer G. Straumins

/s/ John (“Jack”) G. Boss	Director	Date: February 27, 2026
John (“Jack”) G. Boss