Form 10-Q
period 2026-03-31
Calumet, Inc. /DE
filed 2026-05-08
CIK 2013745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2026

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

On May 8, 2026, the registrant had 87,147,147 shares of common stock outstanding.

CALUMET, INC.

QUARTERLY REPORT

For the Three Months Ended March 31, 2026

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes certain “forward-looking statements.” These statements can be identified by the use of forward-looking terminology including “will,” “may,” “intend,” “believe,” “expect,” “outlook,” “anticipate,” “estimate,” “continue,” “plan,” “should,” “could,” “would,” or other similar words. The statements regarding (i) demand for finished products in markets we serve; (ii) estimated capital expenditures as a result of required audits or required operational changes or other environmental and regulatory liabilities; (iii) our anticipated levels of, use and effectiveness of derivatives to mitigate our exposure to crude oil price changes, natural gas price changes and fuel products price changes; (iv) estimated costs of complying with the U.S. Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard (“RFS”), including the prices paid for Renewable Identification Numbers (“RINs”) and the amount of RINs we may be required to purchase in any given compliance year, and the outcome of any litigation concerning our existing small refinery exemption (“SRE”) petitions; (v) our ability to monetize federal clean fuel production tax credits (“CFPCs” under Section 45Z of the Internal Revenue Code and the price we expect to receive for CFPCs; (vi) our ability to meet our financial commitments, debt service obligations, debt instrument covenants, contingencies and anticipated capital expenditures; (vii) our access to capital to fund capital expenditures and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms; (viii) our access to inventory financing under our supply and offtake agreements; (ix) the effect, impact, potential duration or other implications of supply chain disruptions and global energy shortages on our business and operations; (x) general economic and political conditions, including inflationary pressures, changes in global trade policy and tariffs, instability in financial institutions, the shutdown of the U.S. federal government, general economic slowdown or a recession, political tensions, conflicts and war (such as the ongoing conflicts in Ukraine, Venezuela and the Middle East and their regional and global ramifications); (xi) the future effectiveness of our information technology planning systems to further enhance operating efficiencies and provide more effective management of our business operations; (xii) our expectation regarding our business outlook with respect to the Montana Renewables business; (xiii) ability to maintain an effective system of internal controls; (xiv) the expected benefits of the Conversion (as defined herein) to us and our stockholders; (xv) our expectation that the DOE Loan (as defined herein) will enable MRL (as defined herein) to complete the MaxSAF® construction on time and on budget; and (xvi) our ability to maintain or improve our carbon intensity at our MRL facility, as well as other matters discussed in this Quarterly Report that are not purely historical data, are forward-looking statements. These forward-looking statements are based on our expectations and beliefs as of the date hereof concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our current expectations for future sales and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisition or disposition transactions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements include those described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“2025 Annual Report”). Certain public statements made by us and our representatives on the date hereof may also contain forward-looking statements, which are qualified in their entirety by the cautionary statements contained in this paragraph. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

References in this Quarterly Report to “Calumet,” the “Company,” “we,” “our,” “us” or like terms refer to (i) Calumet Specialty Products Partners, L.P. (the “Partnership”) and its subsidiaries before the completion of the conversion transaction on July 10, 2024 (the “Conversion”) and (ii) Calumet, Inc. and its subsidiaries as of the completion of the Conversion and thereafter. References in this Quarterly Report to “our general partner” refer to Calumet GP, LLC, the general partner of the Partnership.

PART I

Item 1. Financial Statements

CALUMET, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025

	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$138.6	$125.1
Restricted cash	40.0	80.0
Accounts receivable, less allowance for credit losses of $1.6 and $1.1, respectively	358.4	232.5
Inventories	369.5	385.2
Derivative assets	—	6.7
Prepaid expenses and other current assets	21.4	28.3
Total current assets	927.9	857.8
Property, plant and equipment, net	1,336.4	1,353.0
Other noncurrent assets, net	490.7	478.1
Total assets	$2,755.0	$2,688.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$353.3	$281.5
Accrued interest payable	27.8	46.1
Accrued salaries, wages and benefits	90.7	84.6
Current portion of RINs obligation	316.7	169.3
Derivative liabilities	50.0	—
Other current liabilities	92.0	103.0
Current portion of long-term debt	32.6	156.2
Total current liabilities	963.1	840.7
Other long-term liabilities	285.1	258.0
Long-term debt, less current portion	2,299.4	2,077.3
Total liabilities	$3,547.6	$3,176.0
Commitments and contingencies
Redeemable noncontrolling interest and other equity instruments	$250.6	$245.6
Stockholders' equity:
Common stock: par value $0.01 per share, 700,000,000 shares authorized, and 87,040,558 and 86,776,552 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	$0.9	$0.9
Additional paid-in capital	845.3	838.8
Warrants: 2,000,000 warrants issued and outstanding as of March 31, 2026 and December 31, 2025.	7.8	7.8
Accumulated deficit	(1,890.4)	(1,573.4)
Accumulated other comprehensive loss	(6.8)	(6.8)
Total stockholders' equity	(1,043.2)	(732.7)
Total liabilities and stockholders' equity	$2,755.0	$2,688.9

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2026	2025

	(In millions, except share and per share data)

Sales	$1,029.7	$993.9
Cost of sales	1,117.2	1,075.3
Gross profit (loss)	(87.5)	(81.4)
Operating costs and expenses:
Selling	12.3	12.3
General and administrative	66.0	12.1
Gain on sale of business	—	(62.2)
Other operating expense	5.5	5.1
Operating loss	(171.3)	(48.7)

Other income (expense):
Interest expense	(51.1)	(58.5)
Debt extinguishment costs	(1.7)	(47.6)
Loss on derivative instruments	(115.4)	(7.2)
Other income	1.7	0.4
Total other expense	(166.5)	(112.9)
Net loss before income taxes	(337.8)	(161.6)
Income tax (benefit) expense	(20.8)	0.4
Net loss	$(317.0)	$(162.0)
Earnings per share:
Basic and diluted	$(3.64)	$(1.87)
Weighted average number of common shares outstanding:
Basic and diluted	86,995,431	86,428,634

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2026	2025

Net loss	$(317.0)	$(162.0)
Other comprehensive income:
Defined benefit pension and retiree health benefit plans	—	—
Total other comprehensive income	—	—
Comprehensive loss attributable to stockholders' equity	$(317.0)	$(162.0)

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock					Other
		Shares Issued	Additional		Accumulated	Comprehensive
		Par Value	Paid-in Capital	Warrants	Deficit	Loss	Total

		(In millions)
Balance at December 31, 2025	86,776,552	$0.9	$838.8	$7.8	$(1,573.4)	$(6.8)	$(732.7)
Net loss	—	—	—	—	(317.0)	—	(317.0)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(5.2)	—	—	—	(5.2)
Settlement of restricted stock units	264,006	—	11.7	—	—	—	11.7
Balance at March 31, 2026	87,040,558	$0.9	$845.3	$7.8	$(1,890.4)	$(6.8)	$(1,043.2)

						Accumulated
	Common Stock					Other
	Common	Shares Issued	Additional		Accumulated	Comprehensive
	Shares	Par Value	Paid-in Capital	Warrants	Deficit	Loss	Total

				(In millions)
Balance at December 31, 2024	85,950,493	$0.9	$825.4	$7.8	$(1,539.0)	$(7.0)	$(711.9)
Net loss	—	—	—	—	(162.0)	—	(162.0)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(6.4)	—	—	—	(6.4)
Settlement of restricted stock units	670,977	—	18.0	—	—	—	18.0
Balance at March 31, 2025	86,621,470	$0.9	$837.0	$7.8	$(1,701.0)	$(7.0)	$(862.3)

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2026	2025

	(In millions)
Operating activities
Net loss	$(317.0)	$(162.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33.0	37.0
Amortization of turnaround costs	8.5	9.6
Non-cash interest expense	12.1	7.1
Debt extinguishment costs	1.7	45.7
RINs expense	147.4	117.2
Unrealized (gain) loss on derivative instruments	102.7	(0.1)
Gain on sale of business	—	(62.2)
Equity based compensation	37.4	(21.5)
Lower of cost or market inventory adjustment	(26.2)	(0.1)
Other adjustments to reconcile net loss to cash flow from operating activities	0.6	5.1
Changes in assets and liabilities
Accounts receivable	(126.4)	(15.6)
Inventories	41.9	27.0
Prepaid expenses and other current assets	7.1	2.6
Turnaround costs	(1.8)	(2.9)
Other assets	(22.9)	5.2
Accounts payable	57.0	(12.7)
Accrued interest payable	(21.0)	(9.0)
Accrued salaries, wages and benefits	(19.5)	(10.0)
Other taxes payable	(6.9)	7.7
Other liabilities	6.1	2.6
Net cash used in operating activities	(86.2)	(29.3)
Investing activities
Additions to property, plant and equipment	(13.2)	(17.6)
Proceeds from sale of business, net	—	95.4
Other	(0.5)	—
Net cash provided by (used in) investing activities	(13.7)	77.8
Financing activities
Proceeds from borrowings — revolving credit facility	538.3	838.2
Repayments of borrowings — revolving credit facility	(537.6)	(1,071.2)
Proceeds from borrowings — MRL revolving credit agreement	—	26.6
Repayments of borrowings — MRL revolving credit agreement	—	(26.7)
Proceeds from borrowings — senior notes	557.7	100.0
Repayments of borrowings — senior notes	(449.4)	—
Proceeds from inventory financing	88.5	88.0
Payments on inventory financing	(98.2)	(147.0)
Proceeds from DOE Loan	—	781.8
Proceeds from asset financing arrangements	—	40.0
Payments on asset financing arrangements	(7.6)	(6.8)
Repayments of borrowings - MRL Asset Financing Arrangements	—	(396.1)
Repayments of borrowings - MRL Term Loan Credit Agreement	—	(86.0)
Debt issuance costs, debt discounts and premiums	(12.9)	(24.9)
Payments on other financing obligations	(5.4)	(6.9)
Net cash provided by financing activities	73.4	109.0
Net increase (decrease) in cash, cash equivalents and restricted cash	(26.5)	157.5
Cash, cash equivalents and restricted cash at beginning of period	205.1	45.9
Cash, cash equivalents and restricted cash at end of period	$178.6	$203.4
Supplemental disclosure of cash flow information
Interest paid, net of capitalized interest	$57.3	$60.4
Capital expenditures included in accounts payable	$29.8	$27.0

See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business

Calumet, Inc. (the “Company” or “Calumet”) is a publicly traded Delaware corporation. The Company manufactures, formulates, and markets a diversified slate of specialty branded products and renewable fuels to customers in various consumer-facing and industrial markets. Calumet is headquartered in Indianapolis, Indiana and operates twelve facilities throughout North America.

The unaudited condensed consolidated financial statements of the Company as of March 31, 2026 and for the three months ended March 31, 2026 and 2025, included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal nature, unless otherwise disclosed. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“2025 Annual Report”).

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

Restricted cash as of March 31, 2026 and December 31, 2025 represents cash that is restricted under the Department of Energy Loan Guarantee Agreement (the “DOE Loan”) because it is only available to make certain investments under the terms of the DOE Loan.

Renewable Identification Numbers (“RINs”) Obligation

Under the Renewable Fuel Standard (“RFS”) of the Clean Air Act, certain refineries are required to comply with annual Renewable Volume Obligations (“RVOs”) established by the U.S. Environmental Protection Agency (“EPA”). The EPA sets annual RVOs for the percentage of renewable fuels that must be blended into transportation fuels consumed in the United States. Compliance is satisfied through the blending of renewable fuels, the purchase and retirement of Renewable Identification Numbers (“RINs”), or the receipt of a Small Refinery Exemption (“SRE”).  A RIN is a 38-character number assigned to each physical gallon of renewable fuel produced in or imported into the United States.

The Company accounts for its current-period RVO as an estimated liability measured by multiplying the net RINs obligation, based on actual production volumes, by the period-end market price of RINs. The resulting liability is recorded as a current liability and remeasured at each reporting date, with changes recognized in cost of sales. Gains and losses from the sale of RINs are also recorded in cost of sales. The RVO represents an obligation to retire RINs and cannot be settled in cash with the EPA but may be settled through the purchase of a RIN.

Historically, the Company has received SREs and was not required to purchase RINs. Beginning in 2022, EPA denied the Company’s SRE petitions for multiple compliance years, which resulted in the recognition of significant RINs liabilities. Those denials were subsequently challenged and, in several instances, vacated and remanded by federal courts.

In August 2025, EPA issued new hardship determinations that (i) reaffirmed prior grants of the Company’s 2018 SREs, (ii) issued new decisions for program years 2019 through 2023, and (iii) issued decisions on the Company’s 2024 petitions. Under those decisions, the Company received full or partial relief for its Shreveport and Montana refineries for program years 2019 through 2024, which reduced the number of RINs required to be retired. The EPA has not yet issued a decision on the Company’s 2025 SRE petitions.

The Company has filed petitions for judicial review of certain EPA decisions relating to the 2022 through 2024 program years in which the Company received only a partial exemption. The EPA has confirmed that it does not intend to pursue enforcement actions while SRE petitions or related litigation are pending and that, if required, the Company will be afforded a reasonable period to achieve compliance.

Expenses related to RFS compliance may continue to be significant. Adverse legal or regulatory developments, higher RIN prices, or a reduction or elimination of SRE availability could require the Company to purchase additional RINs, which could materially adversely affect results of operations and liquidity.

As of March 31, 2026 and December 31, 2025, the Company had a RINs Obligation recorded on the unaudited condensed consolidated balance sheets of $316.7 million and $169.3 million, respectively.

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

New Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements prospectively to the 2025 annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements Refer to Note 11 — “Income Taxes” for additional information.

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

3. Inventories

The cost of inventory is recorded using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. In certain circumstances, the Company may decide not to replenish inventory for certain products or product lines during an interim period, in which case, the Company may record interim LIFO adjustments during that period. During the three months ended March 31, 2026 and 2025, the Company recorded no activity (exclusive of lower of cost or market (“LCM”) adjustments) in cost of sales in the unaudited condensed consolidated statements of operations due to the permanent liquidation of inventory layers.

Costs include crude oil and other feedstocks, labor, processing costs, and refining overhead costs. Inventories are valued at the LCM value. The replacement cost of these inventories, based on current market values, would have been $60.7 million and $25.2 million higher than the carrying value of inventory as of March 31, 2026 and December 31, 2025, respectively.

Inventories consist of the following (in millions):

	March 31, 2026			December 31, 2025
		Supply and			Supply and
	Titled	Offtake		Titled	Offtake
	Inventory	Agreements (1)	Total	Inventory	Agreements (1)	Total
Raw materials	$57.1	$24.2	$81.3	$47.9	$19.6	$67.5
Work in process	67.0	22.0	89.0	73.6	27.8	101.4
Finished goods	155.0	44.2	199.2	164.2	52.1	216.3
	$279.1	$90.4	$369.5	$285.7	$99.5	$385.2
(1)	Amounts represent LIFO value and do not necessarily represent the value at which the inventory was sold. Refer to Note 5 — “Inventory Financing Agreements” for further information.

In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. During the three months ended March 31, 2026 and 2025, the Company recorded a decrease in cost of sales in the unaudited condensed consolidated statements of operations for LCM of $26.2 million and $0.1 million, respectively.

4. Commitments and Contingencies

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

Other Matters, Claims and Legal Proceedings

The Company is subject to matters, claims, and litigation incidental to its business. The Company has recorded accruals with respect to certain matters, claims, and litigation where appropriate, that are reflected in the unaudited condensed consolidated financial statements but are not individually considered material. For other matters, claims, and litigation, the Company has not recorded accruals because it has not yet determined that a loss is probable or because the amount of loss cannot be reasonably estimated. While the ultimate outcome of matters, claims, and litigation currently pending cannot be determined, the Company currently does not expect these outcomes, individually or in the aggregate (including matters for which the Company has recorded accruals), to have a material adverse effect on its financial position, results of operations, or cash flows. The outcome of any matter, claim, or litigation is inherently uncertain, however, and if decided adversely to the Company, or if the Company determines that settlement of particular litigation is appropriate, the Company may be subject to liability that could have a material adverse effect on its financial position, results of operations or cash flows.

5. Inventory Financing Agreements

On January 17, 2024 (the “Effective Date”), the Company and J. Aron & Company LLC (“J Aron”) entered into a Monetization Master Agreement (the “Master Agreement”), a related Financing Agreement (the “Financing Agreement”) and a Supply and Offtake Agreement (together with the Master Agreement and the Financing Agreement, the “Shreveport Supply and Offtake Agreement”). Pursuant to the Shreveport Supply and Offtake Agreement, J. Aron agreed to, among other things, purchase from the Company, or extend to the Company, financial accommodations secured by crude oil and finished products located at the Company’s Shreveport facility on the Effective Date and from time to time, up to maximum volumes specified for crude oil and categories of finished products, subject to the Company’s repurchase obligations with respect thereto. On March 30, 2026, the Company entered into the Second Omnibus Amendment Agreement with J. Aron and the other parties thereto, to extend the expiration date of the Shreveport Supply and Offtake Agreement to January 31, 2030.

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

As of March 31, 2026 and December 31, 2025, the net carrying value of the Shreveport Supply and Offtake Agreement obligation was $133.9 million and $91.1 million, respectively, which are included in other long-term liabilities on the Company’s condensed consolidated balance sheets. For the three months ended March 31, 2026 and 2025, the Company incurred an expense of $2.8 million and $4.1 million, respectively, for financing costs related to the inventory financing arrangements, which are included in interest expense in the Company’s unaudited condensed consolidated statements of operations.

6. Long-Term Debt

Long-term debt consisted of the following (in millions):

	March 31,	December 31,
	2026	2025
Senior secured revolving credit facility	$95.2	$94.6
9.75% Senior Notes due 2031	555.0	—
9.25% Senior Notes due 2029	200.0	200.0
9.75% Senior Notes due 2028	325.0	325.0
9.75% Senior Notes due 2028 - Mirror Issuance Notes	100.0	100.0
8.125% Senior Notes due 2027	—	325.0
11.00% Senior Notes due 2026	—	124.4
DOE Loan	825.2	815.4
Shreveport terminal asset financing arrangement	113.7	116.1
Montana terminal asset financing arrangement	19.3	22.5
Montana refinery asset financing arrangement	140.8	142.7
Finance lease obligations	1.2	1.9
Less unamortized debt issuance costs (1)	(45.5)	(32.5)
Less unamortized discounts and premium	2.1	(1.6)
Total debt	$2,332.0	$2,233.5
Less current portion of long-term debt	32.6	156.2
Total long-term debt	$2,299.4	$2,077.3
(1)	Deferred debt issuance costs are being amortized by the effective interest rate method over the lives of the related debt instruments. These amounts are net of accumulated amortization of $16.3 million and $23.2 million at March 31, 2026 and December 31, 2025, respectively.

Senior Secured Revolving Credit Facility

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

The borrowing capacity at March 31, 2026, under the revolving credit facility was approximately $425.7 million. As of March 31, 2026, the Company had outstanding borrowings of $95.2 million under the revolving credit facility and outstanding standby letters of credit of $46.3 million, leaving approximately $284.2 million of availability.

The revolving credit facility contains various covenants that limit, among other things, the Company’s ability to: incur indebtedness; grant liens; dispose of certain assets; make certain acquisitions and investments; redeem or prepay other debt or make other restricted payments such as distributions to unitholders; enter into transactions with affiliates; and enter into a merger, consolidation or sale of assets. Further, the revolving credit facility contains one springing financial covenant which provides that only if the Company’s availability to borrow loans under the revolving credit facility falls below the greater of (i) 10% of the borrowing base then in effect and (ii) $35.0 million (which amount is subject to certain increases), then the Company will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.0 to 1.0. As of March 31, 2026, the Company was in compliance with all covenants under the revolving credit facility.

Senior Notes

9.75% Senior Notes due 2031 (the “2031 Notes”)

On January 12, 2026, Calumet Specialty Products Partners, L.P. (the “Partnership”) and Calumet Finance Corp. (“Finance Corp.” and, together with the Partnership, the “Issuers”), each a subsidiary of the Company, issued and sold $405.0 million aggregate principal amount of a new series of the Issuers’ 9.75% Senior Notes due 2031 (the “Initial Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Company received net proceeds of $393.0 million after deducting the initial purchasers’ discount and estimated offering expenses. The Company used the net proceeds from the offering of the Initial Notes, together with cash on hand and borrowings under the Company’s revolving credit facility, to redeem all of the Issuers’ outstanding 2026 Notes and 2027 Notes.

On March 17, 2026, the Issuers issued and sold $150.0 million aggregate principal amount of additional 9.75% 2031 Senior Notes (the “Additional Notes,” and together with the Initial Notes, the “2031 Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act. The Additional Notes were issued at 105.0% of par, plus accrued interest from January 12, 2026, for net proceeds of approximately $154.9 million, after deducting the estimated offering expenses and accrued interest. The Company used the net proceeds from the offering of the Additional Notes to repay borrowings outstanding under the Company’s revolving credit facility. The 2031 Notes bear interest at a fixed rate of 9.75% per annum and mature on February 15, 2031 when the balance of principal and accrued interest is due.

9.25% Senior Secured First Lien Notes due 2029 (the “2029 Secured Notes”)

On March 7, 2024, the Issuers issued and sold $200.0 million in aggregate principal amount of 2029 Secured Notes in a private placement pursuant to Section 4(a)(2) of the Securities Act to eligible purchasers at par. The Company received net proceeds of $199.0 million, after deducting transaction expenses. The 2029 Secured Notes bear interest at a fixed rate of 9.25% per annum and mature on July 15, 2029 when the balance of principal and accrued interest is due.

9.75% Senior Notes due 2028 (the “2028 Notes”)

On June 27, 2023, the Issuers issued and sold $325.0 million in aggregate principal amount of 2028 Notes, in a private placement pursuant to Section 4(a)(2) of the Securities Act to eligible purchasers at par. The Company received net proceeds of $319.1 million after deducting transaction expenses. The 2028 Notes bear interest at a fixed rate of 9.75% per annum and mature on July 15, 2028 when the balance of principal and accrued interest is due.

9.75% Senior Notes due 2028 (the “2028 Mirror Issuance Notes”)

On January 16, 2025, the Issuers issued and sold $100.0 million aggregate principal amount of a new series of 9.75% Senior Notes due 2028 in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act to eligible purchasers at a discount. The 2028 Mirror Issuance Notes were issued at a discount for net proceeds of approximately $96.0 million after deducting the initial purchasers’ discount and estimated offering expenses. The 2028 Mirror Issuance Notes bear interest at a fixed rate of 9.75% per annum and mature on July 15, 2028 when the balance of principal and accrued interest is due.

8.125% Senior Notes due 2027 (the “2027 Notes”)

On January 20, 2022, the Issuers issued and sold $325.0 million in aggregate principal amount of 2027 Notes, in a private placement pursuant to Section 4(a)(2) of the Securities Act to eligible purchasers at par. The Company received net proceeds of $319.1 million after deducting the initial purchasers’ discount and offering expenses. Prior to the redemption described below, the 2027 Notes bore interest at a fixed rate of 8.125% per annum and were scheduled to  mature on July 15, 2027 when the balance of principal and accrued interest would have been due.

The Company redeemed all the 2027 Notes in January 2026.

11.00% Senior Notes due 2026 (the “2026 Notes”)

On November 25, 2024, the Issuers completed a private exchange offer (the “Exchange Offer”) to certain eligible holders, pursuant to which approximately $354.4 million aggregate principal amount of the 2025 Notes were validly tendered by and accepted for exchange from eligible holders for consideration of approximately $354.4 million aggregate principal amount of newly issued 2026 Notes. Prior to the redemptions described below, the 2026 Notes bore interest at a fixed rate of 11.00% per annum and were scheduled to mature on April 15, 2026, when the balance of principal and accrued interest would have been due. The Issuers partially redeemed $150.0 million and $80.0 million on May 24, 2025 and August 12, 2025, respectively, plus accrued and unpaid interest up to but not including the respective redemption date.

The Company redeemed all the remaining 2026 Notes in January 2026.

The effective interest rate of all of the Issuers’ senior notes is consistent with the stated rates.

Senior Notes

The 2028 Notes, 2028 Mirror Issuance Notes, 2029 Secured Notes and 2031 Notes (collectively, the “Senior Notes”) are subject to certain automatic customary releases, including the sale, disposition, or transfer of capital stock or substantially all of the assets of a subsidiary guarantor, designation of a subsidiary guarantor as unrestricted in accordance with the applicable indenture, exercise of legal defeasance option or covenant defeasance option, liquidation or dissolution of the subsidiary guarantor and a subsidiary guarantor ceases to both guarantee other Partnership debt and to be an obligor under the revolving credit facility. The Partnership’s operating subsidiaries may not sell or otherwise dispose of all or substantially all of their properties or assets to, or consolidate with or merge into, another company if such a sale would cause a default under the indentures governing the Senior Notes.

The indentures governing the Senior Notes contain covenants that, among other things, restrict the Partnership’s ability and the ability of certain of the Partnership’s subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Partnership’s equity or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred equity; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Partnership’s restricted subsidiaries to the Partnership; (vii) consolidate, merge or transfer all or substantially all of the Partnership’s assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the Senior Notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the Senior Notes, has occurred and is continuing, many of these covenants will be suspended. As of March 31, 2026, the Company and the Issuers were in compliance with all covenants under the indentures governing the Senior Notes.

U.S. Department of Energy Facility

On January 10, 2025, MRL and the U.S. Department of Energy (the “DOE”), as guarantor and loan servicer, executed a Loan Guarantee Agreement (the “DOE Loan”) for a $1.44 billion guaranteed loan facility to fund the construction and expansion of the renewable fuels facility owned by MRL. The loan guarantee is structured in two tranches, with the first tranche of approximately $781.8 million disbursed on February 18, 2025 (the “Funding Date”) to fund eligible expenses previously incurred by MRL. MRL has the ability to draw additional tranches of up to approximately $658.0 million through a delayed draw construction facility. Borrowings under the DOE Loan are obligations of our unrestricted subsidiaries MRL and MRHL solely, and are non-recourse to the Company and its restricted subsidiaries. As of March 31, 2026, the Company has capitalized $43.4 million of accrued interest into the principal balance of the DOE loan in accordance with the terms of the agreement which allows capitalization of up to $232.8 million of interest. Interest expense is calculated based on the total principal balance including any capitalized interest.

In connection with the funding of the first tranche under the DOE Loan, MRL terminated (i) the MRL Asset Financing Arrangements, (ii) the MRL Term Loan Credit Agreement, (iii) the MRL Revolving Credit Agreement and (iv) the MRL Supply and Offtake Agreement.

On the Funding Date, the Company used a portion of the proceeds from the first tranche of the DOE Loan to repurchase all of the equipment associated with the MRL Asset Financing Arrangements; repay the MRL Term Loan Credit Agreement; repay the MRL Revolving Credit Agreement; and repay the MRL Supply and Offtake Agreement.

Separately, the Company received $40.0 million of cash from Stonebriar Commercial Finance LLC (“Stonebriar”) on the Funding Date in satisfaction of the remaining conditions associated with the Montana Refinery Asset Financing Arrangement.

Montana Refinery Asset Financing Arrangement

On September 30, 2024, Calumet Montana Refining, LLC (“Calumet Montana”), a subsidiary of the Company, entered into a Master Lease Agreement (together with Equipment Schedule No. 1 thereto) with Stonebriar related to a sale and leaseback transaction (the “Montana Refinery Asset Financing Arrangement”). Pursuant to the Montana Refinery Asset Financing Arrangement, Calumet Montana sold to and leased back from Stonebriar certain equipment comprising the specialty asphalt refinery located in Great Falls, Montana (the “Refinery Assets”), for a total purchase price of $150.0 million. Calumet Montana received $110.0 million of the total purchase price on September 30, 2024 and the remaining purchase price of $40.0 million on February 18, 2025 in connection with the funding of the first tranche of approximately $782 million under the DOE Facility.

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

MRL Term Loan Credit Agreement

In connection with the funding of the first tranche under the DOE Facility, MRL terminated the MRL Term Loan Credit Agreement and the Company recorded debt extinguishment costs of approximately $12.3 million during the three months ended March 31, 2025.

Master Derivative Contracts

The Company’s payment obligations under all of the Company’s master derivatives contracts for commodity hedging generally are secured by a first priority lien on the Company’s real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the foregoing (including proceeds of hedge arrangements). The Company had no additional letters of credit or cash margin posted with any hedging counterparty as of March 31, 2026. The Company’s master derivatives contracts and Collateral Trust Agreement (as defined below) continue to impose a number of covenant limitations on the Company’s operating and financing activities, including limitations on liens on collateral, limitations on dispositions of collateral and collateral maintenance and insurance requirements.

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

Standby Letters of Credit

The Company has agreements with various financial institutions for standby letters of credit and other reserves. The standby letters of credit have been issued primarily to vendors. As of March 31, 2026 and December 31, 2025, the Company had outstanding standby letters of credit of $46.3 million and $75.2 million, respectively, under its senior secured revolving credit facility (the “revolving credit facility”).

Maturities of Long-Term Debt

As of March 31, 2026, principal payments on debt obligations and future minimum rentals on finance lease obligations are as follows (in millions):

Year	Maturity
2026	$24.7
2027	29.3
2028	447.6
2029	255.9
2030	74.6
Thereafter	1,543.3
Total Principal Payments	$2,375.4
Less: Unamortized debt issuance costs and debt discounts	(43.4)
Total debt	$2,332.0

7. Derivatives

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

As of March 31, 2026 and December 31, 2025, the Company was obligated to repurchase crude oil and refined products from its counterparties, then in effect, at the termination of the Supply and Offtake Agreements in certain scenarios. The Company has determined that the redemption feature on the initially recognized liability related to the Supply and Offtake Agreements is an embedded derivative indexed to commodity prices. As such, the Company has accounted for these embedded derivatives at fair value with changes in the fair value, if any, recorded in gain (loss) on derivative instruments in the Company’s unaudited condensed consolidated statements of operations. Refer to Note 5 — “Inventory Financing Agreements" for additional information.

The Company recognizes all derivative instruments at their fair values (refer to Note 8 — “Fair Value Measurements”) as either current assets or derivative liabilities or other noncurrent assets, net or other long-term liabilities in the unaudited condensed consolidated balance sheets. Fair value includes any premiums paid or received and unrealized gains and losses. Fair value does not include any amounts receivable from or payable to counterparties, or collateral provided to counterparties. Derivative asset and liability amounts with the same counterparty are netted against each other for financial reporting purposes in accordance with the provisions of our master netting arrangements.

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative assets in the Company’s unaudited condensed consolidated balance sheets (in millions):

		March 31, 2026			December 31, 2025
		Gross			Gross
		Amounts of	Gross	Net Amounts	Amounts of	Gross	Net Amounts
	Balance Sheet	Recognized	Amounts	of Assets	Recognized	Amounts	of Assets
	Location	Assets	Offset	Presented	Assets	Offset	Presented
Derivative instruments not designated as hedges:
Specialty Products and Solutions segment:
Crack spread swaps	Derivative assets	$—	$—	$—	$6.7	$—	$6.7

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative liabilities in the Company’s unaudited condensed consolidated balance sheets (in millions):

		March 31, 2026			December 31, 2025
		Gross			Gross
		Amounts of	Gross	Net Amounts	Amounts of	Gross	Net Amounts
	Balance Sheet	Recognized	Amounts	of Liabilities	Recognized	Amounts	of Liabilities
	Location	Liabilities	Offset	Presented	Liabilities	Offset	Presented
Derivative instruments not designated as hedges:
Specialty Products and Solutions segment:
Inventory financing obligation	Other long-term liabilities (1)	$(29.1)	$—	$(29.1)	$—	$23.1	$23.1
Crack spread swaps	Derivative liabilities / Other long-term liabilities	(50.0)	—	(50.0)	—	—	—
Total derivative instruments		$(79.1)	$—	$(79.1)	$—	$23.1	$23.1

(1)	The embedded derivative of the inventory financing obligation is reflected as a component of other long-term liabilities in the condensed consolidated balance sheets. The embedded derivative of the inventory financing obligation was a $29.1 million increase to other long-term liabilities as of March 31, 2026 and a $23.1 million reduction to other long-term liabilities as of December 31, 2025.

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

The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 related to its derivative instruments not designated as hedges (in millions):

	Amount of Realized Gain (Loss)
	Recognized in Gain (Loss) on		Amount of Unrealized Gain (Loss)
	Derivative		Recognized in Gain (Loss) on Derivative
	Instruments		Instruments
Type of Derivative	2026	2025	2026	2025
Specialty Products and Solutions segment:
Inventory financing obligation	$(7.0)	$(1.7)	$(46.0)	$0.1
Crack spread swaps	(5.7)	—	(56.7)	—
Montana/Renewables segment:
Inventory financing obligation	—	(5.6)	—	—
Total	$(12.7)	$(7.3)	$(102.7)	$0.1

Derivative Positions

In November 2025, the Company entered into crack spread swaps sales contracts with a counterparty to reduce its exposure to commodity price risk. At March 31, 2026, the Company had the following notional contract volumes related to outstanding derivative instruments:

		Notional Contract Volumes by
		Year of Maturity
	Total
	Outstanding
	Notional	2026	Unit of Measure
Derivative instruments not designated as hedges:
Crack spread swaps - sales	3,210,000	3,210,000	Barrels

		Notional Contract Volumes by
		Year of Maturity
	Total
	Outstanding
	Notional	2027	Unit of Measure
Derivative instruments not designated as hedges:
Crack spread swaps - sales	1,460,000	1,460,000	Barrels

8. Fair Value Measurements

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

Recurring Fair Value Measurements

There have been no material changes in our Derivative Assets and Liabilities Measurements, Pension Assets, Liability Awards, and Precious Metals Obligations from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Hierarchy of Recurring Fair Value Measurements

The Company’s recurring assets and liabilities measured at fair value were as follows (in millions):

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets:
Crack spread swaps	$—	$—	$—	$—	$—	$—	$6.7	$6.7
Inventory financing obligation	—	—	—	—	—	—	23.1	23.1
Total derivative assets	—	—	—	—	—	—	29.8	29.8
Pension plan investments	3.2	22.4	—	25.6	3.3	22.9	—	26.2
Other	0.9	2.7	—	3.6	0.8	2.3	—	3.1
Total recurring assets at fair value	$4.1	$25.1	$—	$29.2	$4.1	$25.2	$29.8	$59.1
Liabilities:
Derivative liabilities:
Crack spread swaps	$—	$—	$(50.0)	$(50.0)	$—	$—	$—	$—
Inventory financing obligation	—	—	(29.1)	(29.1)	—	—	—	—
Total derivative liabilities	—	—	(79.1)	(79.1)	—	—	—	—
Liability awards	(68.7)	—	—	(68.7)	(43.1)	—	—	(43.1)
Total recurring liabilities at fair value	$(68.7)	$—	$(79.1)	$(147.8)	$(43.1)	$—	$—	$(43.1)

The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities (in millions):

	For the Three Months Ended March 31,
	2026	2025
Fair value at January 1,	$29.8	$6.3
Realized loss on derivative instruments	(12.7)	(7.3)
Unrealized gain (loss) on derivative instruments	(102.7)	0.1
Settlements	6.5	7.3
Fair value at March 31,	$(79.1)	$6.4
Total gain (loss) included in net income (loss) attributable to changes in unrealized gain (loss) relating to financial assets and liabilities held as of March 31,	$(102.7)	$0.1

Nonrecurring Fair Value Measurements

Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances.

Estimated Fair Value of Financial Instruments

Cash, cash equivalents and restricted cash

The carrying value of cash, cash equivalents and restricted cash are each considered to be representative of their fair value.

Debt

The estimated fair value of long-term debt at March 31, 2026 and December 31, 2025, consists primarily of senior notes. The estimated fair value of the Company’s 2026 Notes, 2027 Notes, 2028 Notes, 2028 Mirror Issuance Notes, 2029 Secured Notes, and 2031 Notes defined as Level 2 was based upon quoted prices for identical or similar liabilities in markets that are not active. The carrying value of borrowings, if any, under the Company’s Senior secured revolving credit facility, DOE Loan, Shreveport terminal asset financing arrangement, Montana terminal asset financing arrangement, Montana refinery asset financing arrangement, and finance lease obligations are classified as Level 3. Refer to Note 6 — “Long-Term Debt” for further information on long-term debt.

The Company’s carrying value and estimated fair value of the Company’s financial instruments, carried at adjusted historical cost, were as follows (in millions):

	March 31, 2026			December 31, 2025
	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Instrument:
2026 Notes, 2027 Notes, 2028 Notes, 2028 Mirror Issuance Notes, 2029 Secured Notes and 2031 Notes	2	$1,233.4	$1,166.2	1,083.7	$1,065.5
Senior secured revolving credit facility	3	$95.2	$88.8	$94.6	$93.0
DOE Loan	3	$825.2	$805.6	$815.4	$795.5
Shreveport terminal asset financing arrangement	3	$113.7	$111.4	$116.1	$113.7
Montana terminal asset financing arrangement	3	$19.3	$19.2	$22.5	$22.4
Montana refinery asset financing arrangement	3	$140.8	$139.6	$142.7	$141.5
Finance lease obligations	3	$1.2	$1.2	$1.9	$1.9

9. Earnings Per Share and Stock-Based Compensation

The following table sets forth the computation of basic and diluted earnings per share (in millions, except share and per share data) for the three months ended March 31:

	2026	2025
Numerator for basic and diluted earnings per share:
Net loss	$(317.0)	$(162.0)
Denominator for earnings per share:
Weighted average number of basic and diluted common shares outstanding (1)	86,995,431	86,428,634
Earnings per share in net loss:
Basic and diluted	$(3.64)	$(1.87)
(1)	Total diluted weighted average common shares outstanding excludes a de-minimis amount of potentially dilutive restricted stock units which would have been anti-dilutive for the three months ended March 31, 2026 and 2025, respectively.

Stock-based compensation expense (benefit) is included within general and administrative expense in the unaudited condensed consolidated statements of operations. For the periods ended March 31, 2026 and 2025, stock-based compensation expense totaled $37.9 million of expense and $20.9 million of benefit, respectively.

10. Segments and Related Information

Segment Reporting

The Company determines its reportable segments based on how the business is managed internally for the products sold to customers, including how results are reviewed and resources are allocated. Effective January 1, 2026, the Company reorganized its business segments as a result of a change in how our chief operating decision maker (“CODM”) allocates resources, makes operating decisions, and assesses the performance of its business. As a result, as of January 1, 2026, the Company’s operations are managed by the CODM using the following reportable segments:

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

Reportable segment information for the three months ended March 31, 2026 and 2025 is as follows (in millions):

	Specialty
	Products and	Performance	Montana/	Consolidated
Three Months Ended March 31, 2026	Solutions	Brands	Renewables	Total
Sales:
External customers	$705.0	$88.9	$235.8	$1,029.7
Inter-segment sales	3.9	0.1	—	4.0
Total sales	$708.9	$89.0	$235.8	$1,033.7
Inter-segment sales eliminations				(4.0)
Sales				$1,029.7

Cost of sales (1)	$645.7	$66.4	$242.6
Other segment expenses (1)	9.2	10.0	9.5
Other segment items (1)	5.8	(0.1)	(4.0)
Segment Adjusted EBITDA	$44.3	$12.6	$(12.3)	44.6

Reconciling items to net loss:
Corporate expenses and other				$17.0
Depreciation and amortization				41.4
LCM / LIFO gain				(26.2)
Interest expense				51.1
Debt extinguishment costs				1.7
Unrealized loss on derivatives				102.7
RINs incurrence expense				31.5
RINs mark-to-market loss				115.9
Other				0.5
Equity-based compensation and other items				44.7
Income tax expense				(20.8)
Noncontrolling interest adjustments				2.1
Net loss				$(317.0)

Capital expenditures	$0.7	$—	$13.7
PP&E, net	$310.9	$28.3	$990.2

	Specialty
	Products and	Performance	Montana/
Three Months Ended March 31, 2025	Solutions	Brands	Renewables	Total
Sales:
External customers	$650.1	$82.1	$261.7	$993.9
Inter-segment sales	4.8	—	—	4.8
Total sales	$654.9	$82.1	$261.7	$998.7
Inter-segment sales eliminations				(4.8)
Sales				$993.9

Cost of sales (1)	$585.0	$56.7	$269.9
Other segment expenses (1)	8.7	9.7	13.1
Other segment items (1)	0.1	(0.1)	(7.7)
Segment Adjusted EBITDA	$56.3	$15.8	$(13.6)	58.5

Reconciling items to net loss:
Corporate expenses and other				$20.4
Depreciation and amortization				46.7
LCM / LIFO gain				(0.1)
Gain on sale of business				(62.2)
Interest expense				58.5
Debt extinguishment costs				47.6
Unrealized gain on derivatives				(0.1)
RINs incurrence expense				30.4
RINs mark-to-market loss				86.8
Other				3.2
Equity-based compensation and other items				(13.5)
Income tax expense				0.4
Noncontrolling interest adjustments				2.4
Net loss				$(162.0)

Capital expenditures	$12.0	$0.2	$7.9
PP&E, net	$344.4	$31.0	$1,032.6

Geographic Information

International sales accounted for less than ten percent of consolidated sales in the three months ended March 31, 2026 and 2025.

The Company offers specialty, fuels, renewable fuels and packaged products primarily in categories consisting of lubricating oils, solvents, waxes, gasoline, diesel, jet fuel, asphalt, heavy fuel oils, renewable fuels, high-performance branded products, and other specialty and fuels products.

The following table sets forth the major product category sales for each segment for the three months ended March 31, 2026 and 2025 (dollars in millions):

	Three Months Ended March 31,
	2026		2025

Specialty Products and Solutions:
Lubricating oils	$191.8	18.6%	$202.2	20.3%
Solvents	107.9	10.5%	104.7	10.5%
Waxes	39.8	3.9%	38.2	3.8%
Fuels, asphalt and other by-products	365.5	35.5%	305.0	30.7%
Total	$705.0	68.5%	$650.1	65.3%
Montana/Renewables:
Gasoline	$34.6	3.4%	$32.5	3.3%
Diesel	31.4	3.0%	23.4	2.4%
Jet fuel	4.8	0.5%	4.2	0.4%
Asphalt, heavy fuel oils and other	22.8	2.2%	36.0	3.6%
Renewable fuels	142.2	13.8%	165.6	16.7%
Total	$235.8	22.9%	$261.7	26.4%

Performance Brands:	$88.9	8.6%	$82.1	8.3%

Consolidated sales	$1,029.7	100.0%	$993.9	100.0%

Major Customers

During the three months ended March 31, 2026 and 2025, the Company had no customer that represented 10% or greater of consolidated sales.

Major Suppliers

During the three months ended March 31, 2026 and March 31, 2025, the Company had four suppliers that supplied approximately 98.8% and 88.8% of its crude oil supply, respectively.

11. Income Taxes

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

Prior to the quarter ended September 30, 2025, the Company maintained a full valuation allowance on its CFPCs. As a result of the successful monetization of its CPFCs during 2025 through third-party sales under Section 6418 of the Internal Revenue Code, the Company obtained sufficient positive evidence to support the realization of certain deferred tax assets that were previously subject to a valuation allowance. Accordingly, the Company released a portion of the valuation allowance related to those deferred tax assets.

Income Tax Expense

Historically, we have calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full year to income (loss) for the interim period. In the first quarter of 2026, we concluded that we could not calculate a reliable estimate of our annual effective tax rate due to inability to forecast the impacts of various mark-to-market items and their impact on our business and results of operations. Accordingly, we computed the effective tax rate for the three-month period ending March 31, 2026 using actual results. Income tax benefit for the three months ended March 31, 2026 was $20.8 million. Income tax expense for the three months ended March 31, 2025 was $0.4 million. The effective tax rate for the three months ended March 31, 2026 and 2025, was 6.2% and (0.3)%, respectively.

One Big Beautiful Bill Act

On July 4, 2025, the United States Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill Act (the “OBBB”). The OBBB contains several changes to corporate taxation.  The Company has assessed the impact of the OBBB, the provisions that impact us the most are the following:

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

We have evaluated the effects of the legislation on our financial position, results of operations or liquidity in the future; the effects of OBBB will not have a material impact on our financial position, results of operations and liquidity in 2026.

12. Unrestricted Subsidiaries

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

As of March 31, 2026 and December 31, 2025, respectively, MRHL and MRL were the only unrestricted subsidiaries of the Company. In accordance with the indentures governing the Company’s outstanding senior notes, the following tables set forth certain financial information of (i) the Company and its restricted subsidiaries, on a combined basis, (ii) the Company’s unrestricted subsidiaries, on a combined basis, and (iii) the Company and its subsidiaries, on a consolidated basis, in each case, as of March 31, 2026 and December 31, 2025, respectively (dollars in millions):

	Parent
	Company and
	Restricted	Unrestricted		Consolidated
March 31, 2026	Subsidiaries	Subsidiaries	Eliminations	Total

Cash and cash equivalents	$5.0	$133.6	$—	$138.6
Restricted cash	$—	$40.0	$—	$40.0
Accounts receivable, net:	$357.6	$0.8	$—	$358.4
Inventory	$341.7	$27.8	$—	$369.5
Prepaid expenses and other current assets	$18.0	$3.4	$—	$21.4
Property, plant and equipment, net	$621.7	$714.7	$—	$1,336.4
Other noncurrent assets, net	$437.9	$52.8	$—	$490.7
Accounts payable	$329.7	$326.2	$(302.6)	$353.3
Other current liabilities	$89.1	$2.9	$—	$92.0
Current portion of long-term debt	$32.5	$0.1	$—	$32.6
Other long-term liabilities	$280.6	$4.5	$—	$285.1
Long-term debt, less current portion	$1,493.4	$903.8	$(97.8)	$2,299.4
Redeemable noncontrolling interest	$—	$250.6	$—	$250.6
Stockholders' equity	$(371.3)	$(515.0)	$(156.9)	$(1,043.2)

	Parent
	Company and
	Restricted	Unrestricted		Consolidated
December 31, 2025	Subsidiaries	Subsidiaries	Eliminations	Total
Cash and cash equivalents	$7.6	$117.5	$—	$125.1
Restricted cash	$—	$80.0	$—	$80.0
Accounts receivable - trade	$206.4	$18.0	$—	$224.4
Inventory	$341.0	$44.2	$—	$385.2
Prepaid expenses and other current assets	$21.5	$6.8	$—	$28.3
Property, plant and equipment, net	$637.7	$715.3	$—	$1,353.0
Operating lease right-of-use assets	$216.9	$7.3	$—	$224.2
Other noncurrent assets, net	$92.7	$12.0	$—	$104.7
Accounts payable	$236.3	$344.9	$(299.7)	$281.5
Other taxes payable	$15.5	$2.2	$—	$17.7
Other current liabilities	$16.1	$5.0	$—	$21.1
Current portion of operating lease liabilities	$61.9	$2.3	$—	$64.2
Current portion of long-term debt	$156.1	$0.1	$—	$156.2
Long-term operating lease liabilities	$156.4	$5.0	$—	$161.4
Long-term debt, less current portion	$1,281.4	$893.7	$(97.8)	$2,077.3
Redeemable noncontrolling interest	$—	$245.6	$—	$245.6
Stockholders' equity	$(78.6)	$(497.2)	$(156.9)	$(732.7)

The following table sets forth certain financial information of the Company’s unrestricted subsidiaries, on a combined basis, for the periods presented (in millions):

	Three Months Ended March 31,
	2026			2025
	Restricted	Unrestricted	Consolidated	Restricted	Unrestricted	Consolidated

Sales	$878.5	$151.2	$1,029.7	$828.3	$165.6	$993.9
Cost of sales	950.1	167.1	1,117.2	883.2	192.1	1,075.3
Gross profit (loss)	(71.6)	(15.9)	(87.5)	(54.9)	(26.5)	(81.4)
Operating costs and expenses:
Selling	12.3	—	12.3	12.3	—	12.3
General and administrative	59.9	6.1	66.0	2.4	9.7	12.1
Gain on sale of business	—	—	—	(62.2)	—	(62.2)
Other operating expense	3.7	1.8	5.5	3.6	1.5	5.1
Operating loss	(147.5)	(23.8)	(171.3)	(11.0)	(37.7)	(48.7)

Other income (expense):
Interest expense	(33.1)	(18.0)	(51.1)	(33.7)	(24.8)	(58.5)
Debt extinguishment costs	(1.7)	—	(1.7)	—	(47.6)	(47.6)
Loss on derivative instruments	(115.4)	—	(115.4)	(1.6)	(5.6)	(7.2)
Other income	0.5	1.2	1.7	(0.4)	0.8	0.4
Total other expense	(149.7)	(16.8)	(166.5)	(35.7)	(77.2)	(112.9)
Net loss before income taxes	(297.2)	(40.6)	(337.8)	(46.7)	(114.9)	(161.6)
Income tax (benefit) expense	2.2	(23.0)	(20.8)	0.4	—	0.4
Net loss	$(299.4)	$(17.6)	$(317.0)	$(47.1)	$(114.9)	$(162.0)

13. Redeemable Noncontrolling Interest

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

The redeemable noncontrolling interest in MRHL is reflected as temporary equity in the unaudited condensed consolidated balance sheets due to the redemption features. As of the reporting date, there are no triggering, change of control, early redemption or monetization events that are probable that would require us to revalue the Preferred Units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The historical unaudited condensed consolidated financial statements included in this Quarterly Report reflect all of the assets, liabilities and results of operations of Calumet, Inc. (“Calumet,” the “Company,” “we,” “our,” or “us”). The following discussion analyzes the financial condition and results of operations of the Company for the three months ended March 31, 2026. Stockholders should read the following discussion and analysis of our financial condition and results of operations in conjunction with our 2025 Annual Report and our historical unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report.

Overview

We manufacture, formulate and market a diversified slate of specialty branded products and renewable fuels to customers across a broad range of consumer-facing and industrial markets. We are headquartered in Indianapolis, Indiana and operate twelve facilities throughout North America.

Our operations are managed using the following reportable segments: Specialty Products and Solutions; Performance Brands; and Montana/Renewables. For additional information, see Note 10 — “Segments and Related Information” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.” In our Specialty Products and Solutions segment, we manufacture and market a wide variety of solvents, waxes, customized lubricating oils, white oils, petrolatums, gels, esters, and other products. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for consumer-facing and industrial products. In our Performance Brands segment, we blend, package and market high performance products through our Royal Purple, Bel-Ray, and TruFuel brands. Our Montana/Renewables segment is comprised of two facilities located in Great Falls, Montana — renewable fuels and specialty asphalt. At our renewable fuels facility, we process a variety of geographically advantaged renewable feedstocks into renewable diesel, sustainable aviation fuel, renewable hydrogen, renewable natural gas, renewable propane, and renewable naphtha that are distributed into renewable markets in the western half of North America. At our specialty asphalt facility, we process Canadian crude oil into conventional gasoline, diesel, jet fuel and specialty grades of asphalt, with production sized to serve local markets.

Recent Developments

9.75% Senior Notes due 2031

On January 12, 2026, Calumet Specialty Products Partners, L.P. (the “Partnership”) and Calumet Finance Corp. (“Finance Corp.” and, together with the Partnership, the “Issuers”), each a subsidiary of the Company, issued and sold $405.0 million aggregate principal amount of a new series of the Issuers’ 9.75% Senior Notes due 2031 (the “2031 Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Company subsequently redeemed all of the Issuers’ outstanding 11.00% Senior Notes due 2026 (the “2026 Notes”) and 8.125% Senior Notes due 2027 (the “2027 Notes”) in January 2026.

On March 17, 2026, the Issuers issued and sold $150.0 million aggregate principal amount of additional 2031 Notes (the “Additional Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The Company used the net proceeds from the offering of the Additional Notes to repay borrowings outstanding under the Company’s revolving credit facility. See Note 6 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.

Ninth Amendment to Third Amended and Restated Credit Agreement

On January 23, 2026, the Company entered into the Ninth Amendment to the Third Amended and Restated Credit Agreement (the “Ninth Amendment”). The Ninth Amendment amended the Third Amended and Restated Credit Agreement, dated as of February 23, 2018 (the “Credit Agreement”), by and among Calumet GP, LLC, Calumet Specialty Products Partners, L.P., certain subsidiaries of the Company party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent. Among other changes, the Ninth Amendment modified the Credit Agreement to (i) extend the maturity date to January 23, 2031, (ii) provide for commitments of $500.0 million, subject to borrowing base limitations, (iii) revise certain covenants, representations and warranties, events of default and other terms to permit the Company or one or more of its subsidiaries to consummate one or more new inventory financing transactions, subject in each case to the Company’s satisfaction of certain customary conditions and (iv) provide for a reduction of commitments under the Credit Agreement from $500.0 million to $425.0 million if any such inventory financing transaction is consummated. See Note 6 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.

Shreveport Supply and Offtake Agreement

On March 30, 2026, the Company entered into the Second Omnibus Amendment Agreement with J. Aron and the other parties thereto, to extend the expiration date of the Shreveport Supply and Offtake Agreement to January 31, 2030. Refer to Note 5 — “Inventory Financing Agreements” for additional information.

Crack Spread Swaps Sales Contracts

In April 2026, the Company entered into additional crack spread swap contracts with a counterparty to reduce our exposure to commodity price risk. These additional swap contracts were for 5,000 bpd in the fourth quarter 2026 and 4,000 bpd during each respective quarter in 2027. As of April 30, 2026, we had the following notional contracts related to outstanding crack spread swap contracts, which are derivative instruments not designated as hedges:

		Avg. Strike Price ($/bbl)
Period of	Total Outstanding	for 2-1-1 Crack Spread Swap
Maturity	Notional Volumes (bpd)	Based on CBOB
2Q 2026	10,000	$22.81
3Q 2026	10,000	$21.66
4Q 2026	15,000	$20.70
1Q 2027	10,000	$28.01
2Q 2027	10,000	$27.21
3Q 2027	10,000	$26.11
4Q 2027	10,000	$24.57

See Note 7 — “Derivatives” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information related to the Company’s derivatives.

Update Regarding Renewable Volume Obligation

On March 27, 2026, EPA announced a final rule to establish required Renewable Fuel Standard Volumes and percentage standards for 2026 and 2027, which sets the highest renewable fuel volumes in the history of the program. The EPA’s updated Renewable Volume Obligations (“RVOs”) establish total demand of 26.81 billion RINs and 27.02 billion RINs for 2026 and 2027, respectively, providing a historic level of annualized support for the biofuels industry. The 2026 and 2027 volumes include approximately 70% of renewable fuel volumes previously waived through small refinery exemptions (“SREs”) across the 2023–2025 compliance periods. These actions are expected to improve biobased diesel industry margins; improve utilization; and attract currently idled higher-cost biodiesel producers to re-enter the market in order to meet mandated demand. The RVO framework is aligned with a broader national focus on domestic energy security. The EPA also proposed that beginning in 2028, foreign source renewable fuels and feedstocks will receive only half the RFS compliance value of American-made products, materially enhancing the competitive position of domestic producers. Consistent with these developments, 2026 RIN prices continued to recover through April following the RVO announcement. Against this favorable regulatory backdrop, MRL’s strategic location and proximity to domestic customers and suppliers position the company for strong performance in the second half of 2026, continued momentum into 2027, and a sustained long-term competitive advantage.

First Quarter 2026 Update

Outlook and Trends

We believe the business is well positioned to deliver improved performance, supported by a diversified customer base, a resilient specialty portfolio, and the benefits of multi-year capital investments that continue to enhance operational reliability. In addition, the current strength in fuel cracks is expected to provide a meaningful tailwind to commodity margins. Near-term performance is expected to be influenced by volatility in feedstock costs, which can create temporary margin compression in certain specialty products; however, we expect proactive pricing actions to support margin recovery as these increases are realized. During the first quarter of 2026, operations at our Shreveport facility were temporarily suspended across significant portions of the plant as a precaution to protect our employees and equipment following the discovery of organic chlorides in feedstock tanks, resulting in an estimated loss of approximately 750,000 barrels of production. Following extensive product testing, asset inspections, and repairs, the facility resumed full operations in early April 2026 and is currently processing over 50,000 barrels per day. The Company continues to work with third-party experts to investigate the source of the contamination.

At Montana Renewables, we continue to meet or outperform our operational cost targets prior to the start of our MaxSAF® 150 expansion and turnaround that began in early March, while demonstrating success in monetizing Section 45Z Clean Fuel Production Tax Credits (“CFPCs”). The MaxSAF® 150 expansion and turnaround was successfully completed in approximately 48 days and the facility resumed production in the second quarter of 2026. Our overall enhanced operational performance is a direct result of our focus on operational excellence since we completed commissioning in 2023.

In our Specialties Products and Solutions and Performance Brands segments, we continue to benefit from an attractive specialty product margin environment, although margins were temporarily compressed in the first quarter due to feedstock headwinds. Our fuels and asphalt business was also impacted by the temporary Shreveport production issues, partially offsetting improved commodity margins. Demand for our products in these businesses remained strong and we continue to leverage the benefits of our fully integrated specialty business in this market. We expect the current margin environment for both specialty products and fuel-based products to continue to be volatile in the near-term due to the Iran conflict impacting global feedstocks and the Company continues to implement price increases that began in the first quarter of 2026.

In our Montana/Renewables segment, we believe long-term demand for renewable fuel products will continue to grow supported by Federal, State, Provincial and local governmental mandates and incentives that have been enacted or announced in North America and globally. Collectively, these policies focus on domestic fuel security, strategic alignment with the agricultural industry as a source of renewable feedstocks, sustainability initiatives, transportation fuel cleanliness including ongoing reduction in particulates, and expansion of both voluntary and mandatory corporate decarbonization targets, particularly for hard-to-abate sectors including the global aviation industry. We believe that our advantage as a first-mover in sustainable aviation fuels market positions us as a preferred supplier to our potential offtake partners’ SAF strategies. The start-up of our MaxSAF® 150 project allows us to shift our renewable product mix toward more SAF production which has historically realized higher pricing relative to renewable diesel, and we expect this change in product mix to support improved margin realizations immediately and long-term.

Contingencies

For a summary of litigation and other contingencies, refer to Note 4 — “Commitments and Contingencies” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.” Based on information available to us at the present time, we do not believe that any liabilities beyond the amounts already accrued, which may result from these contingencies, will have a material adverse effect on our liquidity, financial condition or results of operations.

Financial Results

We reported net loss of $317.0 million in the first quarter 2026 versus a net loss of $162.0 million in the first quarter 2025. Net loss in the first quarter of 2026 was significantly impacted by the following non-cash items:

●	$37.9 million of non-cash equity based compensation expense;
●	$102.7 million unrealized loss on derivatives; and
●	$147.4 million of non-cash RINs related expense

The increase in equity-based compensation expense is driven by the remeasurement of Long-Term Incentive Plan (“LTIP”) awards granted from 2017 through March 31, 2026 that are classified as liability awards. Liability awards are remeasured at fair value each reporting period, with changes recognized in earnings.  Since 2017, the Company has granted approximately 11.0 million liability awards of which 2.9 million remain outstanding.

The $37.9 million expense recognized in the current quarter primarily reflects the increase in the fair value of these outstanding awards driven by the Company’s share price rising from $19.87 to $35.90 as well as the completion of service conditions on approximately 2.1 million awards. Due to the higher share price at the time of the 2026 LTIP grants, we issued approximately 374,000 awards at target under our LTIP.  As the outstanding awards are remeasured each period until settlement, future volatility in our stock price will continue to result in non-cash impact to earnings.

We reported Adjusted EBITDA with Tax Attributes (as defined in Note 10 — “Segments and Related Information” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements”) of $50.1 million in the first quarter 2026 versus $55.0 million in the first quarter 2025. We used cash from operating activities of $86.2 million in the first quarter 2026 versus using cash from operating activities of $29.3 million in the first quarter of 2025.

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

Specialty Products and Solutions segment Adjusted EBITDA was $44.3 million in the first quarter 2026 versus $56.3 million in the first quarter 2025. Compared to the prior period, Specialty Products and Solutions first quarter 2026 segment Adjusted EBITDA was negatively impacted by compressed margins driven by higher crude oil costs and reduced production at our Shreveport facility.

Montana/Renewables segment Adjusted EBITDA loss was $12.3 million in the first quarter 2026 versus loss of $13.6 million in the first quarter 2025. Montana/Renewables segment Adjusted EBITDA with Tax Attributes was $10.2 million in the first quarter 2026 compared to $3.3 million in the prior period. Compared to the prior year, Montana/Renewables segment Adjusted EBITDA with Tax Attributes was favorably impacted by improved margins on renewable fuel sales and a reduction in the carbon intensity (“CI”) of produced fuels. The CI improvements were achieved in part through the purchase of renewable electricity credits, which enhance the businesses’ CI score and supported higher net realizations under applicable credit and regulatory programs. This impact was partially offset by lower volumes as a result of the planned shutdown for the MaxSAF® 150 expansion project. Overall, the segment continued to benefit from operating cost improvements realized through prior year initiatives. As discussed above, EPA’s final Renewable Volume Obligation (“RVO”) has been received favorably by the market, contributing to improved market pricing for renewable fuels and related credit values. These conditions supported renewable fuel margins during the period and increased market confidence in industry fundamentals. Adjusted EBITDA in the legacy specialty asphalt business was largely flat, as gains in fuel margins were offset by weaker asphalt margins as a result from the lag in asphalt price increases during a period of rapidly rising crude oil prices.

Performance Brands segment Adjusted EBITDA was $12.6 million in the first quarter 2026 versus $15.8 million in the first quarter 2025, despite the prior year period including contributions from the divested Royal Purple Industrial business. Excluding the divested business, underlying margin performance improved, supported by stronger TruFuel results driven by stabilized input costs and resilient pricing. This segment continues to strengthen its position in consumer channels.

Liquidity Update

As of March 31, 2026, we had total liquidity of $462.8 million comprised of $138.6 million of unrestricted cash, $40.0 million of restricted cash and $284.2 million of availability under our credit facility. As of March 31, 2026, our revolving credit facility had a $425.7 million borrowing base, $46.3 million in outstanding standby letters of credit and $95.2 million of outstanding borrowings. We believe we will continue to have sufficient liquidity from cash on hand, projected cash flow from operations, borrowing capacity and other means by which to meet our financial commitments, debt service obligations, contingencies, and anticipated capital expenditures for at least the next 12 months. Refer to Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information.

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

During the first quarter 2026, we recorded a loss of $140.1 million for RINs in cost of sales in the unaudited condensed statements of operations, as compared to a loss of $97.4 million for RINs in the first quarter 2025. Our gross RINs Obligation, which includes RINs that are required to be secured through either our own blending or through the purchase of RINs in the open market, is spread across four compliance categories (D3, D4, D5 and D6). The gross RINs obligations may be satisfied by our own renewables blending, RIN purchases, or receipt of small refinery exemptions.

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

Unrestricted Subsidiaries

See Note 12 — “Unrestricted Subsidiaries” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report for further information regarding certain financial information of our unrestricted subsidiaries.

Key Performance Measures

Our sales and results of operations are principally affected by demand for specialty products, fuel product demand, renewable fuel product demand, global fuel crack spreads, the price of natural gas used as fuel in our operations, our ability to operate our production facilities at high utilization, and our results from derivative instrument activities.

Our primary raw materials are crude oil, renewable feedstocks, and other specialty feedstocks, and our primary outputs are specialty consumer-facing and industrial products, specialty branded products, fuel products, and renewable fuel products. The prices of crude oil, specialty products, fuel products, and renewable fuel products are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of factors beyond our control. We monitor these risks and from time-to-time enter into derivative instruments designed to help mitigate the impact of commodity price fluctuations on our business. The primary purpose of our commodity risk management activities is to economically hedge our cash flow exposure to commodity price risk. We also may hedge when market conditions exist that we believe to be out of the ordinary and particularly supportive of our financial goals. We enter into derivative contracts for future periods in quantities that do not exceed our projected purchases of crude oil and natural gas and sales of fuel and renewable fuel products. Refer to Note 7 — “Derivatives” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.

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

Segment gross profit. Specialty Products and Solutions, Montana/Renewables and Performance Brands products’ gross profit are important measures of profitability of our segments. We define gross profit as sales less the cost of crude oil and other feedstocks, LCM/LIFO adjustments, and other production-related expenses, the most significant portion of which includes labor, plant fuel, utilities, contract services, maintenance, transportation, RINs, depreciation and amortization and processing materials. We use gross profit as an indicator of our ability to manage margins in our business over the long term. The increase or decrease in selling prices typically lags behind the rising or falling costs, respectively, of feedstocks throughout our business. Other than plant fuel, RINs mark-to-market adjustments, and LCM/LIFO adjustments, production related expenses generally remain stable across broad ranges but can fluctuate depending on maintenance activities performed during a specific period.

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

Results of Operations for the Three Months Ended March 31, 2026 and 2025

Production Volume. The following table sets forth information about our continuing operations after giving effect to the elimination of all intercompany activity. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased blendstocks such as ethanol and specialty blendstocks, as well as the resale of crude oil.

	Three Months Ended March 31,
	2026	2025	% Change

	(In bpd)
Total sales volume (1)	87,028	85,547	1.7%
Facility production:
Specialty Products and Solutions:
Lubricating oils	12,331	11,368	8.5%
Solvents	7,250	7,528	(3.7)%
Waxes	1,418	1,142	24.2%
Fuels, asphalt and other by-products	34,622	34,451	0.5%
Total Specialty Products and Solutions	55,621	54,489	2.1%
Montana/Renewables:
Gasoline	4,205	3,706	13.5%
Diesel	3,157	2,494	26.6%
Jet fuel	308	417	(26.1)%
Asphalt, heavy fuel oils and other	3,617	3,750	(3.5)%
Renewable fuels	7,853	9,932	(20.9)%
Total Montana/Renewables	19,140	20,299	(5.7)%

Performance Brands	1,724	1,618	6.6%

Total facility production	76,485	76,406	0.1%
(1)	Total sales volume includes sales from the production at our facilities and certain third-party facilities pursuant to supply and/or processing agreements, sales of inventories and the resale of crude oil and other finished products to third-party customers. Total sales volume includes the sale of purchased blendstocks.

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

	Three Months Ended March 31,
	2026	2025

Sales	$1,029.7	$993.9
Cost of sales	1,117.2	1,075.3
Gross profit (loss)	(87.5)	(81.4)
Operating costs and expenses:
Selling	12.3	12.3
General and administrative	66.0	12.1
Gain on sale of business	—	(62.2)
Other operating expense	5.5	5.1
Operating income (loss)	(171.3)	(48.7)
Other income (expense):
Interest expense	(51.1)	(58.5)
Debt extinguishment costs	(1.7)	(47.6)
Loss on derivative instruments	(115.4)	(7.2)
Other income	1.7	0.4
Total other expense	(166.5)	(112.9)
Net loss before income taxes	(337.8)	(161.6)
Income tax (benefit) expense	(20.8)	0.4
Net loss	$(317.0)	$(162.0)
EBITDA	$(253.8)	$(66.0)
Adjusted EBITDA	$27.6	$38.1
Adjusted EBITDA with Tax Attributes	$50.1	$55.0

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

The definition of Adjusted EBITDA presented in this Quarterly Report is similar to the calculation of “Consolidated Cash Flow” contained in the indentures governing our Senior Notes (as defined in this Quarterly Report) and the calculation of “Consolidated EBITDA” contained in the Credit Agreement. We are required to report Consolidated Cash Flow to the holders of our Senior Notes and Consolidated EBITDA to the lenders under our revolving credit facility, and these measures are used by them to determine our compliance with certain covenants governing those debt instruments. Refer to Note 6 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report for additional details regarding the covenants governing our debt instruments.

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

	Three Months Ended March 31,
	2026	2025

Reconciliation of Net income (loss) to EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes
Net loss	$(317.0)	$(162.0)
Add:
Interest expense	51.1	58.5
Depreciation and amortization	32.9	37.1
Income tax (benefit) expense	(20.8)	0.4
EBITDA	$(253.8)	$(66.0)
Add:
LCM / LIFO gain	$(26.2)	$(0.1)
Unrealized (gain) loss on derivative instruments	102.7	(0.1)
Debt extinguishment costs	1.7	47.6
Amortization of turnaround costs	8.5	9.6
Gain on sale of business	—	(62.2)
RINs incurrence expense	31.5	30.4
RINs mark-to-market loss	115.9	86.8
Equity-based compensation and other items	44.7	(13.5)
Other	0.5	3.2
Noncontrolling interest adjustments	2.1	2.4
Adjusted EBITDA	$27.6	$38.1
Tax attributes (1)	22.5	16.9
Adjusted EBITDA with Tax Attributes	$50.1	$55.0
(1)	Tax attribute amounts reflect 100% of the notional value of CFPCs generated for each respective period presented less any discounts on the sale of CFPCs. The CFPCs can be realized by applying the credits to the Company’s federal income tax liability or sold in a secondary market at a discounted rate.

The following table presents a reconciliation of Montana/Renewables Segment Net income (loss), our most directly comparable GAAP financial performance measure to Montana/Renewables Segment Adjusted EBITDA and Montana/Renewables Segment Adjusted EBITDA with Tax Attributes for each of the periods indicated unaudited (in millions).

	Three Months Ended March 31,
	2026	2025
Reconciliation of Montana/Renewables Segment Net income (loss) to Segment Adjusted EBITDA and Segment Adjusted EBITDA with Tax Attributes:
Montana/Renewables Segment Net loss	$(45.4)	$(153.5)
Add:
Depreciation and amortization	$21.9	$27.9
LCM / LIFO gain	(7.6)	(0.7)
Interest expense	14.3	18.3
Debt extinguishment costs	—	47.6
RINs incurrence expense	6.9	8.1
RINs mark-to-market loss	17.9	26.1
Other	0.6	4.6
Equity-based compensation and other items	—	5.6
Income tax benefit	(23.0)	—
Noncontrolling interest adjustments	2.1	2.4
Montana/Renewables Segment Adjusted EBITDA	$(12.3)	$(13.6)
Tax attributes (1)	22.5	16.9
Montana/Renewables Segment Adjusted EBITDA with Tax Attributes	$10.2	$3.3
(1)	Tax attribute amounts reflect 100% of the notional value of CFPCs generated for each respective period presented less any discounts on the sale of CFPCs. The CFPCs can be realized by applying the credits to the Company’s federal income tax liability or sold in a secondary market at a discounted rate.

Changes in Results of Operations for the Three Months Ended March 31, 2026 and 2025

Sales. Sales increased $35.8 million, or 3.6%, to $1,029.7 million in the three months ended March 31, 2026, from $993.9 million in the same period in 2025. Sales for each of our principal product categories in these periods were as follows:

	Three Months Ended March 31,
	2026	2025	% Change

	(In millions, except barrel and per barrel data)
Sales by segment:
Specialty Products and Solutions:
Lubricating oils	$191.8	$202.2	(5.1)%
Solvents	107.9	104.7	3.1%
Waxes	39.8	38.2	4.2%
Fuels, asphalt and other by-products (1)	365.5	305.0	19.8%
Total Specialty Products and Solutions	$705.0	$650.1	8.4%
Total Specialty Products and Solutions sales volume (in barrels)	5,869,000	5,372,000	9.3%
Average Specialty Products and Solutions sales price per barrel	$120.12	$121.02	(0.7)%
Montana/Renewables:
Gasoline	$34.6	$32.5	6.5%
Diesel	31.4	23.4	34.2%
Jet Fuel	4.8	4.2	14.3%
Asphalt, heavy fuel oils and other (2)	22.8	36.0	(36.7)%
Renewable fuels	142.2	165.6	(14.1)%
Total Montana/Renewables	$235.8	$261.7	(9.9)%
Total Montana/Renewables sales volume (in barrels)	1,797,000	2,173,000	(17.3)%
Average Montana/Renewables sales price per barrel	$131.22	$120.43	9.0%
Performance Brands:
Total Performance Brands (3)	$88.9	$82.1	8.3%
Total Performance Brands sales volume (in barrels)	167,000	154,000	8.4%
Average Performance Brands sales price per barrel	$532.34	$533.12	(0.1)%

Total sales	$1,029.7	$993.9	3.6%
Total sales volume (in barrels)	7,833,000	7,699,000	1.7%
(1)	Represents (a) by-products, including fuels and asphalt, produced in connection with the production of specialty products at the Shreveport, Princeton, Cotton Valley, Dickinson and Karns City facilities, and (b) polyol ester synthetic lubricants produced at the Missouri facility.
(2)	Represents asphalt, heavy fuel oils and other products produced in connection with the production of fuels at the Montana specialty asphalt facility.
(3)	Represents packaged and synthetic specialty products at our Porter, Texas and Shreveport, Louisiana packaging facilities.

The components of the $54.9 million increase in Specialty Products and Solutions segment sales for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, were as follows (in millions):

Dollar Change
Volume	$60.1
Sales price	(5.2)
Total Specialty Products and Solutions segment sales increase	$54.9

Specialty Products and Solutions segment sales increased period over period, driven primarily by higher sales volumes despite our Shreveport facility operations being suspended across significant portions of the plant during the current quarter as a precaution to protect our employees and equipment following the discovery of organic chlorides in feedstock tanks.

The components of the $25.9 million decrease in Montana/Renewables segment sales for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, were as follows (in millions):

Dollar Change
Volume	$(45.4)
Sales price	19.5
Total Montana/Renewables segment sales decrease	$(25.9)

Montana/Renewables segment sales declined during the current year period as a result of a planned outage to support the MaxSAF® 150 expansion project. Despite lower volumes, improved renewable fuel prices favorably impacted results and partially mitigated the effect of reduced sales volumes in comparison to the prior year period.

The components of the $6.8 million increase in Performance Brands segment sales for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, were as follows (in millions):

Dollar Change
Volume	$7.1
Sales price	(0.3)
Total Performance Brands segment sales increase	$6.8

Performance Brands segment sales increased period over period, driven by strong sales volumes, despite the prior year period including contributions from the divested Royal Purple Industrial business.

Gross Profit (Loss). Gross profit (loss) decreased $6.1 million to gross loss of $87.5 million in the three months ended March 31, 2026, from gross profit (loss) of $81.4 million in the same period in 2025. Gross profit (loss) for our business segments were as follows:

	Three Months Ended March 31,
	2026	2025	% Change

	(Dollars in millions, except per barrel data)
Gross profit by segment:
Specialty Products and Solutions:
Gross profit (loss)	$(62.9)	$(34.0)	85.0%
Percentage of sales	(8.9)%	(5.2)%	(3.7)%
Specialty Products and Solutions gross profit per barrel	$(10.72)	$(6.33)	69.3%
Montana/Renewables:
Gross profit (loss)	$(45.6)	$(69.6)	(34.5)%
Percentage of sales	(19.4)%	(26.6)%	7.2%
Montana/Renewables gross profit (loss) per barrel	$(25.38)	$(32.03)	(20.8)%
Performance Brands:
Gross profit	$21.0	$22.2	(5.4)%
Percentage of sales	23.7%	27.0%	(3.3)%
Performance Brands gross profit per barrel	$125.75	$144.16	(12.8)%

Total gross profit (loss)	$(87.5)	$(81.4)	7.5%
Percentage of sales	(8.5)%	(8.2)%	(0.3)%

The components of the $28.9 million decrease in Specialty Products and Solutions segment gross profit (loss) for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, were as follows (in millions):

Dollar Change
Three months ended March 31, 2025 reported gross profit (loss)	$(34.0)
Cost of materials	5.9
LCM / LIFO inventory adjustments	18.1
Volumes	12.3
Operating costs (excl. RINs)	(11.5)
RINs	(48.6)
Sales price	(5.1)
Three months ended March 31, 2026 reported gross profit (loss)	$(62.9)

The decrease in Specialty Products and Solutions segment gross profit (loss) for the three months ended March 31, 2026 as compared to the same period in 2025, was unfavorably impacted by RINs prices and higher operating costs, including increased natural gas pricing. These impacts were partially offset by the favorable impact from higher sales volumes.

The components of the $24.0 million increase in Montana/Renewables segment gross profit (loss) for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, were as follows (in millions):

Dollar Change
Three months ended March 31, 2025 reported gross profit (loss)	$(69.6)
Cost of materials	(10.9)
LCM / LIFO inventory adjustments	7.0
Volumes	(3.8)
RINs	5.9
Operating costs (excl. RINs)	6.3
Sales price	19.5
Three months ended March 31, 2026 reported gross profit (loss)	$(45.6)

The increase in Montana/Renewables segment gross profit (loss) for the three months ended March 31, 2026, as compared to the prior period, was driven by favorable sales pricing, which was partially offset by the impact of lower sales volumes resulting from a planned outage to complete the MaxSAF® 150 expansion project and higher material costs. In addition, operating costs resulting in a favorable benefit, reflective of continued operating cost discipline from initiative implemented throughout the prior calendar year.

The components of the $1.2 million decrease in Performance Brands segment gross profit (loss) for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, were as follows (in millions):

Dollar Change
Three months ended March 31, 2025 reported gross profit	$22.2
Sales price	(0.3)
Operating costs	(0.7)
LCM / LIFO inventory adjustments	1.0
Volume	2.7
Cost of materials	(3.9)
Three months ended March 31, 2026 reported gross profit	$21.0

Performance Brands segment gross profit (loss) for the three months ended March 31, 2026, as compared to the prior period, was essentially flat. The favorable impact from higher sales volumes, despite the prior year period including contributions from the divested Royal Purple Industrial business, was off-set by the impact of higher input costs.

General and administrative. General and administrative expenses increased $53.9 million, to $66.0 million in the three months ended March 31, 2026 from $12.1 million in the same period in 2025. The increase was due primarily to a $58.8 million increase in stock-based compensation related expenses as a result of an increase in the Company’s stock price in the current year period, as compared to a decrease in the Company’s stock price in the prior year period. This impact was partially offset by a $3.1 million decrease in professional services fees.

Gain on sale of business. There was a $62.2 million gain on sale of business in the prior year period for the sale of assets related to the industrial portion of our the Royal Purple® business. There was no gain or loss for the sale of a business recorded in the current year period. Refer to Note 2 — “Summary of Significant Accounting Policies” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information related to the sale of assets related to the industrial portion of the Royal Purple® business.

Liquidity and Capital Resources

General

The following should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included under Part II, Item 7 in our 2025 Annual Report. There have been no material changes in that information other than as discussed below. Also, see Note 5 — “Inventory

Financing Agreements” and Note 6 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report for additional discussions related to our Supply and Offtake Agreements and our long-term debt.

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

The following table summarizes our primary sources and uses of cash in each of the periods presented:

	Three Months Ended March 31,
	2026	2025

Net cash used in operating activities	$(86.2)	$(29.3)
Net cash provided by (used in) investing activities	(13.7)	77.8
Net cash provided by financing activities	73.4	109.0
Net increase (decrease) in cash, cash equivalents and restricted cash	$(26.5)	$157.5

Operating Activities. Operating activities used cash of $86.2 million during the three months ended March 31, 2026 compared to using cash of $29.3 million during the same period in 2025. This change was primarily related to an increase in our accounts receivable of $125.4 million, partially offset by an increase in accounts payable and other working capital changes as our cash flows adjust to the increase in commodity prices.

Investing Activities. Investing activities used cash of $13.7 million during the three months ended March 31, 2026 compared to providing cash of $77.8 million during the same period in 2025. The change is related to the net proceeds received for the sale of the Royal Purple Industrial business in the prior year period. Cash expenditures for additions to property, plant and equipment in the current period were less than the prior period as a result of lower replacement capital expenditure requirements.

Financing Activities. Financing activities provided cash of $73.4 million in the three months ended March 31, 2026 compared to providing cash of $109.0 million during the same period in 2025. The change is primarily due to the borrowings we received in the current year period from the 2031 Notes partially offset by payments we made in the current period to repay the 2026 Notes and 2027 Notes. Cash provided by financing activities in the prior period primarily consisted of borrowings we received from the DOE Loan and 2028 Mirror Issuance Notes, offset by the payments we made to repay outstanding borrowings under the revolving credit agreement, repurchase the equipment associated with the MRL Asset Financing Arrangements, repay the outstanding loans under the MRL Term Loan Credit Agreement and MRL Revolving Credit Agreement, and repay the outstanding obligations under the MRL Supply and Offtake Agreement.

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

The following table sets forth our capital improvement expenditures, replacement capital expenditures, environmental capital expenditures and turnaround capital expenditures in each of the periods shown, including capitalized interest (in millions):

	Three Months Ended March 31,
	2026	2025
Capital improvement expenditures	$11.3	$4.1
Replacement capital expenditures	1.9	12.3
Environmental capital expenditures	—	1.2
Turnaround capital expenditures	1.8	2.8
Total	$15.0	$20.4

2026 Capital Spending Forecast

We are forecasting total capital expenditures of approximately $130.0 million to $160.0 million in 2026. Our forecasted capital expenditures are primarily related to maintenance and reliability projects and capital expenditures associated with MaxSAF®. We anticipate that capital expenditure requirements for the MaxSAF® project will be funded by MRL, an unrestricted subsidiary of the Company, through cash flows from operations, cash on hand and borrowings under the DOE Facility. We anticipate that capital expenditure requirements for our restricted subsidiaries group will be provided primarily through cash flows from operations, cash on hand, and by available borrowings under our revolving credit facility. If future capital expenditures require amounts in excess of our then-current cash flow from operations and borrowing availability under our revolving credit facility, we may be required to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs.

Debt and Credit Facilities

As of March 31, 2026, our primary debt and credit instruments consisted of the following:

●	$500.0 million senior secured revolving credit facility maturing in January 2031 (after giving effect to the amendments to our revolving credit facility (the “Credit Facility Amendments”)), subject to borrowing base limitations, with a maximum letter of credit sub-limit equal to $255.0 million, which amount may be increased to 90% of revolver commitments in effect with the consent of the Agent (as defined in the Credit Agreement) (“revolving credit facility”);
●	$555.0 million of 9.75% Senior Notes due 2031 (“2031 Notes”);
●	$200.0 million of 9.25% Senior Secured First Lien Notes due 2029 (“2029 Secured Notes”);
●	$325.0 million of 9.75% Senior Notes due 2028 (“2028 Notes”);
●	$100.0 million of 9.75% Senior Notes due 2028 (“2028 Mirror Issuance Notes”);
●	$825.2 million of borrowings under our DOE Loan;
●	$113.7 million of financing through our Shreveport terminal asset financing arrangement;
●	$19.3 million of financing through our Montana terminal asset financing arrangement; and
●	$140.8 million of financing through our Montana refinery asset financing arrangement.

We were in compliance with all covenants under the debt instruments in place as of March 31, 2026 and believe we have adequate liquidity to conduct our business.

On January 23, 2026, the Company entered into the Ninth Amendment to the Third Amended and Restated Credit Agreement. The Ninth Amendment amended the Credit Agreement. Among other changes, the Ninth Amendment modified the Credit Agreement to (i) extend the maturity date to January 23, 2031, (ii) provide for commitments of $500.0 million, subject to borrowing base limitations, (iii) revise certain covenants, representations and warranties, events of default and other terms to permit the Company or one or more of its subsidiaries to consummate one or more new inventory financing transactions, subject in each case to the Company’s satisfaction of certain customary conditions and (iv) provide for a reduction of commitments under the Credit Agreement from $500.0 million to $425.0 million if any such inventory financing transaction is consummated. See Note 6 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.

On January 12, 2026, the Issuers issued and sold $405.0 million aggregate principal amount of 2031 Notes in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act. The Company subsequently redeemed all of the 2026 Notes and all of the 2027 Notes in January 2026.

On March 17, 2026, the Issuers issued and sold $150.0 million aggregate principal amount of additional 2031 Notes (the “Additional Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act. The Company used the net proceeds from the offering of the Additional Notes to repay borrowings outstanding under the Company’s revolving credit facility. See Note 6 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.

The borrowing base on our credit facility decreased from approximately $455.6 million as of March 31, 2025, to approximately $425.7 million at March 31, 2026. Our borrowing availability decreased from approximately $339.3 million at March 31, 2025, to approximately $284.2 million at March 31, 2026. Total liquidity, consisting of unrestricted cash, restricted cash and available funds under our credit facility, decreased from $542.7 million at March 31, 2025 to $462.8 million at March 31, 2026.

Inventory Financing

Refer to Note 5 — “Inventory Financing Agreements” in Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information regarding our Supply and Offtake Agreement.

Short-Term Liquidity

As of March 31, 2026, our principal sources of short-term liquidity were (i) $284.2 million of availability under our credit facility, (ii) an inventory financing agreement related to our Shreveport facility, (iii) $138.6 million of unrestricted cash on hand, and (iv) $40.0 million of restricted cash. Borrowings under our revolving credit facility can be used for, among other things, working capital, capital expenditures and other lawful partnership purposes including acquisitions. For additional information regarding our revolving credit facility, see Note 6 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report.

Long-Term Financing

In addition to our principal sources of short-term liquidity listed above, subject to market conditions, we may meet our cash requirements through the issuance of long-term notes or additional common shares.

From time to time, we issue long-term debt securities referred to as our senior notes. Our outstanding senior notes are unsecured obligations that rank equally with all of our other senior debt obligations to the extent they are unsecured. As of March 31, 2026, we had $325.0 million in 2028 Notes, $100.0 million in 2028 Mirror Issuance Notes, $200.0 million in 2029 Secured Notes, and $555.0 million in 2031 Notes outstanding. In addition, as of March 31, 2026, we had $825.2 million of debt outstanding for the DOE Loan, $113.7 million of other debt outstanding for the Shreveport terminal asset financing arrangement, $19.3 million of other debt outstanding for the Montana terminal asset financing arrangement, and $140.8 million of other debt outstanding for the Montana refinery asset financing arrangement. Borrowings under the DOE Loan are obligations of our unrestricted subsidiaries MRL and MRHL solely, and are non-recourse to the Company and its restricted subsidiaries.

To date, our debt balances have not adversely affected our operations, our ability to repay or refinance our indebtedness. Based on our historical record, we believe that our capital structure will continue to allow us to achieve our business objectives.

For additional information regarding our senior notes, refer to Note 6 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report and Note 9 — “Long-Term Debt” in Part II, Item 8 “Financial Statements and Supplementary Data” of our 2025 Annual Report.

Master Derivative Contracts and Collateral Trust Agreement

For additional discussion regarding our master derivative contracts and collateral trust agreement, see “Master Derivative Contracts and Collateral Trust Agreement” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Annual Report.

Critical Accounting Estimates

For additional discussion regarding our critical accounting estimates, see “Critical Accounting Estimates” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Annual Report.

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

Refer to Note 7 — “Derivatives” in the notes to our unaudited condensed consolidated financial statements under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for a discussion of the accounting treatment for the various types of derivative instruments, for a further discussion of our hedging policies and for more information relating to our implied crack spreads of crude oil, diesel, and gasoline derivative instruments.

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

Holding other variables related to RINs obligations constant, a $1.00 increase in the price of RINs would be expected to have a negative impact on Net income (loss) of approximately $65 million per year.

Interest Rate Risk

Our exposure to interest rate changes on fixed and variable rate debt is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. The following table provides information about the fair value of our fixed and variable rate debt obligations as of March 31, 2026 and December 31, 2025, which we disclose in Note 6 — “Long-Term Debt” and Note 8 — “Fair Value Measurements” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.”

	March 31, 2026		December 31, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
Financial Instrument:
2026 Notes, 2027 Notes, 2028 Notes, 2028 Mirror Issuance Notes, 2029 Secured Notes and 2031 Notes	$1,233.4	$1,166.2	$1,083.7	$1,065.5
Senior secured revolving credit facility	$95.2	$88.8	$94.6	$93.0
DOE Loan	$825.2	$805.6	$815.4	$795.5
Shreveport terminal asset financing arrangement	$113.7	$111.4	$116.1	$113.7
Montana terminal asset financing arrangement	$19.3	$19.2	$22.5	$22.4
Montana refinery asset financing arrangement	$140.8	$139.6	$142.7	$141.5
Finance lease obligations	$1.2	$1.2	$1.9	$1.9

For our variable rate debt, if any, changes in interest rates generally do not impact the fair value of the debt instrument but may impact our future earnings and cash flows. We had a $500.0 million revolving credit facility as of March 31, 2026, with borrowings for the revolving credit facility bearing interest at the prime rate or SOFR, at our option, plus the applicable margin. We had $95.2 million of outstanding variable rate debt as of March 31, 2026 and $94.6 million of outstanding variable rate debt as of December 31, 2025. Holding other variables constant (such as debt levels), a 100 basis point change in interest rates on our variable rate debt as of March 31, 2026, would be expected to have an impact on Net income (loss) of approximately $1.0 million per year.

Foreign Currency Risk

We have minimal exposure to foreign currency risk and as such the cost of hedging this risk is viewed to be in excess of the benefit of further reductions in our exposure to foreign currency exchange rate fluctuations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

We may, from time to time, be involved in litigation related to claims arising out of our operations in the ordinary course of business. Please read Note 2 — “Summary of Significant Accounting Policies” and Note 4 — “Commitments and Contingencies” in Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements,” which is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in Part I, Item 1A “Risk Factors” in our 2025 Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in Part I, Item 1A “Risk Factors” in our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

4.1

Indenture, dated January 12, 2026, by and among Calumet Specialty Products Partners, L.P., Calumet Finance Corp., the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 12, 2026).

4.2	Form of 9.75% Senior Notes due 2031 (included in Exhibit 4.1).

10.1

Ninth Amendment to Third Amended and Restated Credit Agreement, dated as of January 23, 2026, by and among Calumet, Inc., Bank of America, N.A. and the other parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 29, 2026).

10.2

Tenth Amendment to Third Amended and Restated Credit Agreement, dated as of March 12, 2026, by and among the Company, Bank of America, N.A. and the other parties signatory thereto (incorporated by referenced to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 13, 2026).

10.3*

Limited Conditional Waiver and Consent Agreement, dated as of February 10, 2026, among the United States Department of Energy, Montana Renewables, LLC, Montana Renewables Holdings LLC, Calumet, Inc., WPGG 14 United Aggregator, L.P. and Citibank, N.A., as collateral agent.

10.4*	Limited Waiver Agreement, dated as of March 30, 2026, by and between the United States Department of Energy and Montana Renewables, LLC.

10.5*	Second Omnibus Amendment Agreement, dated as of March 30, 2026, by and among the Company and J. Aron & Company LLC.

31.1*	Sarbanes-Oxley Section 302 certification of Todd Borgmann.

31.2*	Sarbanes-Oxley Section 302 certification of David Lunin.

32.1**	Section 1350 certification of Todd Borgmann and David Lunin.

100.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachments)

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALUMET, INC.

Date: May 8, 2026	By:	/s/ David Lunin
David Lunin
Executive Vice President and Chief Financial Officer
(Authorized Person and Principal Financial Officer)