Form 10-Q
period 2026-06-30
Calumet, Inc. /DE
filed 2026-08-07
CIK 2013745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
Form 10-Q
______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM               TO
Commission File Number: 001-42172
______________________________________________________________
Calumet, Inc.
(Exact Name of Registrant as Specified in Its Charter)
______________________________________________________________

Delaware	36-5098520
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1060 N Capitol Ave, Suite 6-401
Indianapolis, IN	46204
(Address of Principal Executive Offices)	(Zip Code)
(317) 328-5660
(Registrant’s Telephone Number, Including Area Code)
None
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)
______________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐    No  ☒
On August 7, 2026, the registrant had 87,898,234 shares of common stock outstanding.

CALUMET, INC.
QUARTERLY REPORT
For the Three and Six Months Ended June 30, 2026

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes certain “forward-looking statements.” These statements can be identified by the use of forward-looking terminology including “will,” “may,” “intend,” “believe,” “expect,” “outlook,” “anticipate,” “estimate,” “continue,” “plan,” “should,” “could,” “would,” or other similar words. The statements regarding (i) demand for finished products in markets we serve; (ii) estimated capital expenditures as a result of required audits or required operational changes or other environmental and regulatory liabilities; (iii) our anticipated levels of, use and effectiveness of derivatives to mitigate our exposure to crude oil price changes, natural gas price changes and fuel products price changes; (iv) estimated costs of complying with the U.S. Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard (“RFS”), including the prices paid for Renewable Identification Numbers (“RINs”) and the amount of RINs we may be required to purchase in any given compliance year, and the outcome of any litigation concerning our existing small refinery exemption (“SRE”) petitions; (v) our ability to monetize federal clean fuel production tax credits (“CFPCs”) under Section 45Z of the Internal Revenue Code and the price we expect to receive for CFPCs; (vi) our ability to meet our financial commitments, debt service obligations, debt instrument covenants, contingencies and anticipated capital expenditures; (vii) our access to capital to fund capital expenditures and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms; (viii) our access to inventory financing under our supply and offtake agreements; (ix) the effect, impact, potential duration or other implications of supply chain disruptions and global energy shortages on our business and operations; (x) general economic and political conditions, including inflationary pressures, changes in global trade policy and tariffs, instability in financial institutions, the shutdown of the U.S. federal government, general economic slowdown or a recession, political tensions, conflicts and war (such as the ongoing conflicts in the Middle East, Venezuela and Ukraine and their regional and global ramifications); (xi) the future effectiveness of our information technology planning systems to further enhance operating efficiencies and provide more effective management of our business operations; (xii) our expectation regarding our business outlook with respect to the Montana Renewables business; (xiii) ability to maintain an effective system of internal controls; (xiv) the expected benefits of the Conversion (as defined herein) to us and our stockholders; (xv) our expectation that the DOE Loan (as defined herein) will enable MRL (as defined herein) to complete the MaxSAF® construction on time and on budget; and (xvi) our ability to maintain or improve our carbon intensity at our MRL facility, as well as other matters discussed in this Quarterly Report that are not purely historical data, are forward-looking statements. These forward-looking statements are based on our expectations and beliefs as of the date hereof concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our current expectations for future sales and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisition or disposition transactions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause our actual results to differ from those in the forward-looking statements include those described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“2025 Annual Report”). Certain public statements made by us and our representatives on the date hereof may also contain forward-looking statements, which are qualified in their entirety by the cautionary statements contained in this paragraph. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.
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

PART I
Item 1. Financial Statements
CALUMET, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(In millions, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$109.8	$125.1
Restricted cash	40.0	80.0
Accounts receivable, less allowance for credit losses of $1.9 and $1.1, respectively	417.0	232.5
Inventories	421.0	385.2
Derivative assets	—	6.7
Prepaid expenses and other current assets	35.0	28.3
Total current assets	1,022.8	857.8
Property, plant and equipment, net	1,321.2	1,353.0
Other noncurrent assets, net	458.8	478.1
Total assets	$2,802.8	$2,688.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$372.1	$281.5
Accrued interest payable	55.0	46.1
Accrued salaries, wages and benefits	101.9	84.6
Current portion of RINs obligation	480.2	169.3
Derivative liabilities	64.9	—
Other current liabilities	109.2	103.0
Current portion of long-term debt	33.5	156.2
Total current liabilities	1,216.8	840.7
Other long-term liabilities	247.3	258.0
Long-term debt, less current portion	2,225.2	2,077.3
Total liabilities	$3,689.3	$3,176.0
Commitments and contingencies
Redeemable noncontrolling interest and other equity instruments	$250.6	$245.6
Stockholders' equity:
Common stock: par value $0.01 per share, 700,000,000 shares authorized, and 87,843,035 and 86,776,552 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	$0.9	$0.9
Additional paid-in capital	854.5	838.8
Warrants: 2,000,000 warrants issued and outstanding as of December 31, 2025	—	7.8
Accumulated deficit	(1,986.3)	(1,573.4)
Accumulated other comprehensive loss	(6.2)	(6.8)
Total stockholders' equity	(1,137.1)	(732.7)
Total liabilities and stockholders' equity	$2,802.8	$2,688.9
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions, except share and per share data)

Sales	$1,445.1	$1,026.6	$2,474.9	$2,020.5
Cost of sales	1,426.8	1,070.2	2,544.0	2,145.5
Gross profit (loss)	18.3	(43.6)	(69.1)	(125.0)
Operating costs and expenses:
Selling	13.5	12.2	25.8	24.5
General and administrative	39.4	41.1	105.4	53.2
Gain on sale of business	—	—	—	(62.2)
Other operating expense	5.4	4.1	11.0	9.2
Operating loss	(40.0)	(101.0)	(211.3)	(149.7)

Other income (expense):
Interest expense	(52.0)	(52.9)	(103.1)	(111.4)
Debt extinguishment costs	—	(0.1)	(1.7)	(47.7)
Gain (loss) on derivative instruments	(26.0)	4.3	(141.4)	(2.9)
Other income (expense)	0.9	2.0	2.5	2.4
Total other income (expense)	(77.1)	(46.7)	(243.7)	(159.6)
Net loss before income taxes	(117.1)	(147.7)	(455.0)	(309.3)
Income tax (benefit) expense	(21.2)	0.2	(42.1)	0.6
Net loss	$(95.9)	$(147.9)	$(412.9)	$(309.9)
Earnings per share:
Basic and diluted	$(1.09)	$(1.70)	$(4.73)	$(3.58)
Weighted average number of common shares outstanding:
Basic and diluted	87,586,284	86,797,123	87,292,705	86,613,896
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net loss	$(95.9)	$(147.9)	$(412.9)	$(309.9)
Other comprehensive income:
Defined benefit pension and retiree health benefit plans	0.6	—	0.6	—
Total other comprehensive income	0.6	—	0.6	—
Comprehensive loss attributable to stockholders' equity	$(95.3)	$(147.9)	$(412.3)	$(309.9)
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Common Shares	Shares Issued Par Value
		(In millions)
Balance at March 31, 2026	87,040,558	$0.9	$845.3	$7.8	$(1,890.4)	$(6.8)	$(1,043.2)
Other comprehensive income	—	—	—	—	—	0.6	0.6
Net loss	—	—	—	—	(95.9)	—	(95.9)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(1.0)	—	—	—	(1.0)
Settlement of restricted stock units	35,490	—	2.4	—	—	—	2.4
Exercise of warrants	766,987	—	7.8	(7.8)	—	—	—
Balance at June 30, 2026	87,843,035	$0.9	$854.5	$—	$(1,986.3)	$(6.2)	$(1,137.1)

	Common Stock		Additional Paid-in Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Common Shares	Shares Issued Par Value
		(In millions)
Balance at December 31, 2025	86,776,552	$0.9	$838.8	$7.8	$(1,573.4)	$(6.8)	$(732.7)
Other comprehensive income	—	—	—	—	—	0.6	0.6
Net loss	—	—	—	—	(412.9)	—	(412.9)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(6.2)	—	—	—	(6.2)
Settlement of restricted stock units	299,496	—	14.1	—	—	—	14.1
Exercise of warrants	766,987	—	7.8	(7.8)	—	—	—
Balance at June 30, 2026	87,843,035	$0.9	$854.5	$—	$(1,986.3)	$(6.2)	$(1,137.1)

	Common Stock		Additional Paid-in Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Common Shares	Shares Issued Par Value
		(In millions)
Balance at March 31, 2025	86,621,470	$0.9	$837.0	$7.8	$(1,701.0)	$(7.0)	$(862.3)
Net loss	—	—	—	—	(147.9)	—	(147.9)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(0.1)	—	—	—	(0.1)
Settlement of restricted stock units	37,943	—	0.6	—	—	—	0.6
Balance at June 30, 2025	86,659,413	$0.9	$837.5	$7.8	$(1,848.9)	$(7.0)	$(1,009.7)

	Common Stock					Accumulated Other Comprehensive Loss
	Common Shares	Shares Issued Par Value	Additional Paid-in Capital	Warrants	Accumulated Deficit		Total
		(In millions)
Balance at December 31, 2024	85,950,493	$0.9	$825.4	$7.8	$(1,539.0)	$(7.0)	$(711.9)
Net loss	—	—	—	—	(309.9)	—	(309.9)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(6.5)	—	—	—	(6.5)
Settlement of restricted stock units	708,920	—	18.6	—	—	—	18.6
Balance at June 30, 2025	86,659,413	$0.9	$837.5	$7.8	$(1,848.9)	$(7.0)	$(1,009.7)
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2026	2025
Operating activities	(In millions)
Net loss	$(412.9)	$(309.9)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	67.6	73.7
Amortization of turnaround costs	19.2	20.8
Non-cash interest expense	23.9	18.0
Debt extinguishment costs	1.7	47.7
RINs expense	310.9	211.6
Unrealized (gain) loss on derivative instruments	93.7	(7.1)
Gain on sale of business	—	(62.3)
Equity based compensation	44.9	(17.0)
Lower of cost or market inventory adjustment	(21.8)	(2.0)
Other adjustments to reconcile net loss to cash flow from operating activities	(0.2)	3.6
Changes in assets and liabilities
Accounts receivable	(185.5)	(18.1)
Inventories	(14.0)	47.8
Prepaid expenses and other current assets	3.8	4.0
Turnaround costs	(18.5)	(8.5)
Other assets	(0.2)	5.4
Accounts payable	101.3	(48.2)
Accrued interest payable	6.2	2.3
Accrued salaries, wages and benefits	(13.6)	(1.4)
Other taxes payable	0.4	5.6
Other liabilities	(0.8)	2.9
Net cash provided by (used in) operating activities	6.1	(31.1)
Investing activities
Additions to property, plant and equipment	(51.5)	(31.2)
Proceeds from sale of business, net	—	95.4
Other	(1.5)	—
Net cash provided by (used in) investing activities	(53.0)	64.2
Financing activities
Proceeds from borrowings — revolving credit facility	846.8	1,357.7
Repayments of borrowings — revolving credit facility	(923.1)	(1,435.9)
Proceeds from borrowings — MRL revolving credit agreement	—	26.6
Repayments of borrowings — MRL revolving credit agreement	—	(26.7)
Proceeds from borrowings — senior notes	557.7	100.0
Repayments of borrowings — senior notes	(449.4)	(150.0)
Proceeds from inventory financing	188.2	174.7
Payments on inventory financing	(193.7)	(231.5)
Proceeds from DOE Loan	—	781.8
Proceeds from asset financing arrangements	—	40.0
Payments on asset financing arrangements	(15.4)	(10.8)
Repayments of borrowings - MRL Asset Financing Arrangements	—	(396.1)
Repayments of borrowings - MRL Term Loan Credit Agreement	—	(86.0)
Debt issuance costs, debt discounts and premiums	(12.9)	(24.9)
Payments on other financing obligations	(6.6)	(7.3)
Net cash provided by (used in) financing activities	(8.4)	111.6
Net increase (decrease) in cash, cash equivalents and restricted cash	(55.3)	144.7
Cash, cash equivalents and restricted cash at beginning of period	205.1	45.9
Cash, cash equivalents and restricted cash at end of period	$149.8	$190.6
Supplemental disclosure of cash flow information
Interest paid, net of capitalized interest	$70.3	$91.1
Capital expenditures included in accounts payable	$5.3	$24.1
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
The unaudited condensed consolidated financial statements of the Company as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025, included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal nature, unless otherwise disclosed. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“2025 Annual Report”).
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
Restricted cash as of June 30, 2026 and December 31, 2025 represents cash that is restricted under the Department of Energy Loan Guarantee Agreement (the “DOE Loan”) because it is only available to make certain investments under the terms of the DOE Loan.
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
As of June 30, 2026 and December 31, 2025, the Company had a RINs Obligation recorded on the unaudited condensed consolidated balance sheets of $480.2 million and $169.3 million, respectively.
Sale of Assets Related to Industrial Portion of Royal Purple® Business
On February 28, 2025, the Company announced that it entered into a definitive agreement with a wholly owned subsidiary of Lubrication Engineers, Inc., a portfolio company of Aurora Capital Partners, to sell assets related to the industrial portion of its Royal Purple® business, for $110.0 million, subject to certain customary adjustments. The Company retained the consumer portion of the Royal Purple® business. At the closing of the transaction on March 31, 2025, the Company received cash proceeds of $96.9 million, with a remaining deferred payment of $1.5 million to be received in 2026, net of working capital adjustments and transaction related expenses. During 2025, the Company initially recorded a $62.2 million gain on the sale of business in the consolidated statements of operations, which was subsequently adjusted in the third quarter of 2025 to $55.8 million. The total consideration is final, and no additional post-closing adjustments or continuing obligations remain. The Company has recognized the gain on sale based on the finalized consideration, and no further changes to the recorded gain or loss are expected.
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

In May 2026, the FASB issued ASU 2026-02, "Environmental Credits and Environmental Credit Obligations." This ASU seeks to improve the financial accounting for and disclosure of environmental credits and environmental credit obligations. This update provides recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. This ASU is effective for fiscal years beginning after December 15, 2027 and interim periods within fiscal years beginning after December 15, 2028. We are currently evaluating the impact this update will have on our consolidated financial statements and footnotes.

3. Inventories
The cost of inventory is recorded using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. In certain circumstances, the Company may decide not to replenish inventory for certain products or product lines during an interim period, in which case, the Company may record interim LIFO adjustments during that period. During the three and six months ended June 30, 2026 and 2025, the Company recorded no activity (exclusive of lower of cost or market (“LCM”) adjustments) in cost of sales in the unaudited condensed consolidated statements of operations due to the permanent liquidation of inventory layers.
Costs include crude oil and other feedstocks, labor, processing costs, and refining overhead costs. Inventories are valued at the LCM value. The replacement cost of these inventories, based on current market values, would have been $124.8 million and $25.2 million higher than the carrying value of inventory as of June 30, 2026 and December 31, 2025, respectively.
Inventories consist of the following (in millions):

	June 30, 2026			December 31, 2025
	Titled Inventory	Supply and Offtake Agreements (1)	Total	Titled Inventory	Supply and Offtake Agreements (1)	Total
Raw materials	$99.3	$13.5	$112.8	$47.9	$19.6	$67.5
Work in process	81.3	20.7	102.0	73.6	27.8	101.4
Finished goods	167.5	38.7	206.2	164.2	52.1	216.3
	$348.1	$72.9	$421.0	$285.7	$99.5	$385.2
____________________________
(1)Amounts represent LIFO value and do not necessarily represent the value at which the inventory was sold. Refer to Note 5 — “Inventory Financing Agreements” for further information.
In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. During the three months ended June 30, 2026 , the Company recorded an increase in cost of sales in the unaudited condensed consolidated statements of operations for LCM of $4.4 million. During the three months ended June 30, 2025, the Company recorded a decrease in cost of sales in the unaudited condensed consolidated statements of operations for LCM of $1.9 million. During the six months ended June 30, 2026 and 2025, the Company recorded a decrease in cost of sales in the unaudited condensed consolidated statements of operations for LCM of $21.8 million and $2.0 million, respectively.
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
As of June 30, 2026 and December 31, 2025, the net carrying value of the Shreveport Supply and Offtake Agreement obligation was $108.8 million and $91.1 million, respectively, which are included in other long-term liabilities on the Company’s condensed consolidated balance sheets. For the three months ended June 30, 2026 and 2025, the Company incurred an expense of $2.7 million and $2.9 million, respectively, for financing costs related to the inventory financing arrangements, which are included in interest expense in the Company’s unaudited condensed consolidated statements of operations. For the six months ended June 30, 2026 and 2025, the Company incurred an expense of $5.4 million and $7.0 million, respectively, for financing costs related to the Supply and Offtake Agreements, which are included in interest expense in the Company's unaudited condensed consolidated statements of operations.
6. Long-Term Debt
Long-term debt consisted of the following (in millions):

	June 30, 2026	December 31, 2025
Senior secured revolving credit facility	$18.3	$94.6
9.75% Senior Notes due 2031	555.0	—
9.25% Senior Notes due 2029	200.0	200.0
9.75% Senior Notes due 2028	325.0	325.0
9.75% Senior Notes due 2028 - Mirror Issuance Notes	100.0	100.0
8.125% Senior Notes due 2027	—	325.0
11.00% Senior Notes due 2026	—	124.4
DOE Loan	835.2	815.4
Shreveport terminal asset financing arrangement	111.2	116.1
Montana terminal asset financing arrangement	15.9	22.5
Montana refinery asset financing arrangement	138.8	142.7
Finance lease obligations	1.0	1.9
Unamortized debt issuance costs (1)	(43.8)	(32.5)
Unamortized (discounts) and premium, net	2.1	(1.6)
Total debt	$2,258.7	$2,233.5
Less current portion of long-term debt	33.5	156.2
Total long-term debt	$2,225.2	$2,077.3
____________________________

(1)Deferred debt issuance costs are being amortized by the effective interest rate method over the lives of the related debt instruments. These amounts are net of accumulated amortization of $18.1 million and $23.2 million at June 30, 2026 and December 31, 2025, respectively.
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
The borrowing capacity at June 30, 2026, under the revolving credit facility was approximately $500.0 million. As of June 30, 2026, the Company had outstanding borrowings of $18.3 million under the revolving credit facility and outstanding standby letters of credit of $49.9 million, leaving approximately $431.8 million of availability.
The revolving credit facility contains various covenants that limit, among other things, the Company’s ability to: incur indebtedness; grant liens; dispose of certain assets; make certain acquisitions and investments; redeem or prepay other debt or make other restricted payments such as distributions to unitholders; enter into transactions with affiliates; and enter into a merger, consolidation or sale of assets. Further, the revolving credit facility contains one springing financial covenant which provides that only if the Company’s availability to borrow loans under the revolving credit facility falls below the greater of (i) 10% of the borrowing base then in effect and (ii) $35.0 million (which amount is subject to certain increases), then the Company will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.0 to 1.0. As of June 30, 2026, the Company was in compliance with all covenants under the revolving credit facility.
Senior Notes
9.75% Senior Notes due 2031 (the “2031 Notes”)
On January 12, 2026, Calumet Specialty Products Partners, L.P. (the “Partnership”) and Calumet Finance Corp. (“Finance Corp.” and, together with the Partnership, the “Issuers”), each a subsidiary of the Company, issued and sold $405.0 million aggregate principal amount of a new series of the Issuers’ 9.75% Senior Notes due 2031 (the “Initial Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Company received net proceeds of $393.0 million after deducting the initial purchasers’ discount and offering expenses. The Company used the net proceeds from the offering of the Initial Notes, together with cash on hand and borrowings under the Company’s revolving credit facility, to redeem all of the Issuers’ outstanding 2026 Notes and 2027 Notes.
On March 17, 2026, the Issuers issued and sold $150.0 million aggregate principal amount of additional 9.75% 2031 Senior Notes (the “Additional Notes,” and together with the Initial Notes, the “2031 Notes”) in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act. The Additional Notes were issued at 105.0% of par, plus accrued interest from January 12, 2026, for net proceeds of approximately $154.9 million, after deducting offering expenses and accrued interest. The Company used the net proceeds from the offering of the Additional Notes to repay borrowings outstanding under the Company’s revolving credit facility. The 2031 Notes bear interest at a fixed rate of 9.75% per annum and mature on February 15, 2031 when the balance of principal and accrued interest is due.

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

The indentures governing the Senior Notes contain covenants that, among other things, restrict the Partnership’s ability and the ability of certain of the Partnership’s subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Partnership’s equity or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred equity; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Partnership’s restricted subsidiaries to the Partnership; (vii) consolidate, merge or transfer all or substantially all of the Partnership’s assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the Senior Notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the Senior Notes, has occurred and is continuing, many of these covenants will be suspended. As of June 30, 2026, the Company and the Issuers were in compliance with all covenants under the indentures governing the Senior Notes.
U.S. Department of Energy Facility
On January 10, 2025, MRL and the U.S. Department of Energy (the “DOE”), as guarantor and loan servicer, executed a Loan Guarantee Agreement (the “DOE Loan”) for a $1.44 billion guaranteed loan facility to fund the construction and expansion of the renewable fuels facility owned by MRL. The loan guarantee is structured in two tranches, with the first tranche of approximately $781.8 million disbursed on February 18, 2025 (the “Funding Date”) to fund eligible expenses previously incurred by MRL. MRL has the ability to draw additional tranches of up to approximately $658.0 million through a delayed draw construction facility. Borrowings under the DOE Loan are obligations of our unrestricted subsidiaries MRL and MRHL solely, and are non-recourse to the Company and its restricted subsidiaries. As of June 30, 2026, the Company has capitalized $53.4 million of accrued interest into the principal balance of the DOE loan in accordance with the terms of the agreement which allows capitalization of up to $232.8 million of interest. Interest expense is calculated based on the total principal balance including any capitalized interest.
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
Master Derivative Contracts
The Company’s payment obligations under all of the Company’s master derivatives contracts for commodity hedging generally are secured by a first priority lien on the Company’s real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the foregoing (including proceeds of hedge arrangements). The Company had no additional letters of credit or cash margin posted with any hedging counterparty as of June 30, 2026. The Company’s master derivatives contracts and Collateral Trust Agreement (as defined below) continue to impose a number of covenant limitations on the Company’s operating and financing activities, including limitations on liens on collateral, limitations on dispositions of collateral and collateral maintenance and insurance requirements.
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
Standby Letters of Credit
The Company has agreements with various financial institutions for standby letters of credit and other reserves. The standby letters of credit have been issued primarily to vendors. As of June 30, 2026 and December 31, 2025, the Company had outstanding standby letters of credit of $49.9 million and $75.2 million, respectively, under its senior secured revolving credit facility .
Maturities of Long-Term Debt
As of June 30, 2026, principal payments on debt obligations and future minimum rentals on finance lease obligations are as follows (in millions):

Year	Maturity
2026	$16.7
2027	29.2
2028	447.6
2029	255.9
2030	74.6
Thereafter	1,476.4
Total Principal Payments	$2,300.4
Unamortized debt issuance costs and debt (discounts) premiums, net	(41.7)
Total debt	$2,258.7

7. Derivatives
The Company is exposed to price risks due to fluctuations in the price of crude oil, refined products, renewable products, feedstocks, and natural gas. The Company uses various strategies to reduce its exposure to commodity price risk. The strategies to reduce the Company’s risk utilize both physical forward contracts and financially settled derivative instruments, such as swaps, collars, options and futures, to attempt to reduce the Company’s exposure with respect to:
•crude oil and renewable feedstock purchases and sales;
•fuel and renewable fuel product sales and purchases;
•natural gas purchases;
•precious metals purchases; and
•fluctuations in the value of crude oil between geographic regions and between the different types of crude oil such as New York Mercantile Exchange West Texas Intermediate (“NYMEX WTI”), Light Louisiana Sweet, Western Canadian Select (“WCS”), WTI Midland, Mixed Sweet Blend, Magellan East Houston and ICE Brent.
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
As of June 30, 2026 and December 31, 2025, the Company was obligated to repurchase crude oil and refined products from its counterparty at the termination of the Supply and Offtake Agreement. The Company has determined that the redemption feature on the initially recognized liability related to the Supply and Offtake Agreement is an embedded derivative indexed to commodity prices. As such, the Company has accounted for the embedded derivative at fair value with changes in the fair value, if any, recorded in gain (loss) on derivative instruments in the Company’s unaudited condensed consolidated statements of operations. Refer to Note 5 — “Inventory Financing Agreements" for additional information.
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

The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative assets in the Company’s unaudited condensed consolidated balance sheets (in millions):

		June 30, 2026			December 31, 2025
	Balance Sheet Location	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts of Assets Presented	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts of Assets Presented
Derivative instruments not designated as hedges:
Specialty Products and Solutions segment:
Crack spread swaps	Derivative assets	$—	$—	$—	$6.7	$—	$6.7
The following tables summarize the Company’s gross fair values of its derivative instruments, presenting the impact of offsetting derivative liabilities in the Company’s unaudited condensed consolidated balance sheets (in millions):

		June 30, 2026			December 31, 2025
	Balance Sheet Location	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts of Liabilities Presented	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts of Liabilities Presented
Derivative instruments not designated as hedges:
Specialty Products and Solutions segment:
Inventory financing obligation	Other long-term liabilities	$(0.4)	$—	$(0.4)	$—	$23.1	$23.1
Crack spread swaps	Derivative liabilities / Other long-term liabilities	(70.6)	5.7	(64.9)	—	—	—
Total derivative instruments		$(71.0)	$5.7	$(65.3)	$—	$23.1	$23.1

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

The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 related to its derivative instruments not designated as hedges (in millions):

	Amount of Realized Gain (Loss) Recognized in Gain (Loss) on Derivative Instruments		Amount of Unrealized Gain (Loss) Recognized in Gain (Loss) on Derivative Instruments
	Three Months Ended June 30,		Three Months Ended June 30,
Type of Derivative	2026	2025	2026	2025
Specialty Products and Solutions segment:
Inventory financing obligation	$(11.9)	$(2.7)	$23.9	$7.0
Crack spread swaps	(23.1)	—	(14.9)	—
Montana/Renewables segment:
Inventory financing obligation	—	—	—	—
Total	$(35.0)	$(2.7)	$9.0	$7.0

	Amount of Realized Gain (Loss) Recognized in Gain (Loss) on Derivative Instruments		Amount of Unrealized Gain (Loss) Recognized in Gain (Loss) on Derivative Instruments
	Six Months Ended June 30,		Six Months Ended June 30,
Type of Derivative	2026	2025	2026	2025
Specialty Products and Solutions segment:
Inventory financing obligation	$(18.9)	$(4.4)	$(22.1)	$7.1
Crack spread swaps	(28.8)	—	(71.6)	—
Montana/Renewables segment:
Inventory financing obligation	—	(5.6)	—	—
Total	$(47.7)	$(10.0)	$(93.7)	$7.1
Derivative Positions
The Company enters into crack spread swaps sales contracts with counterparties to reduce its exposure to commodity price risk. The Company will also offset some of these sales contracts from time to time with crack spread purchase contracts to reposition its overall exposure to commodity price risk. At June 30, 2026, the Company had the following notional contract volumes related to outstanding derivative instruments:

		Notional Contract Volumes by Year of Maturity
	Total Outstanding Notional	2026	Unit of Measure
Derivative instruments not designated as hedges:
Crack spread swaps - sales	2,300,000	2,300,000	Barrels
Crack spread swaps - purchases	620,000	620,000	Barrels

		Notional Contract Volumes by Year of Maturity
	Total Outstanding Notional	2027	Unit of Measure
Derivative instruments not designated as hedges:
Crack spread swaps - sales	3,650,000	3,650,000	Barrels

		Notional Contract Volumes by Year of Maturity
	Total Outstanding Notional	2028	Unit of Measure
Derivative instruments not designated as hedges:
Crack spread swaps - sales	637,000	637,000	Barrels
8. Fair Value Measurements
In accordance with ASC 820, the Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Observable inputs are from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. These tiers include the following:
•Level 1 — inputs include observable unadjusted quoted prices in active markets for identical assets or liabilities
•Level 2 — inputs include other than quoted prices in active markets that are either directly or indirectly observable
•Level 3 — inputs include unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions
In determining fair value, the Company uses various valuation techniques and prioritizes the use of observable inputs. The availability of observable inputs varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded and other characteristics particular to the instrument. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants and the valuation does not require significant management judgment. For other financial instruments, pricing inputs are less observable in the marketplace and may require management judgment.
Recurring Fair Value Measurements
There have been no material changes in our derivative assets and liabilities measurements, pension assets, liability awards, and precious metals obligations from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Hierarchy of Recurring Fair Value Measurements
The Company’s recurring assets and liabilities measured at fair value were as follows (in millions):

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets:
Crack spread swaps	$—	$—	$—	$—	$—	$—	$6.7	$6.7
Inventory financing obligation	—	—	—	—	—	—	23.1	23.1
Total derivative assets	—	—	—	—	—	—	29.8	29.8
Pension plan investments	3.3	23.0	—	26.3	3.3	22.9	—	26.2
Other	1.0	3.6	—	4.6	0.8	2.3	—	3.1
Total recurring assets at fair value	$4.3	$26.6	$—	$30.9	$4.1	$25.2	$29.8	$59.1
Liabilities:
Derivative liabilities:
Crack spread swaps	$—	$—	$(64.9)	$(64.9)	$—	$—	$—	$—
Inventory financing obligation	—	—	(0.4)	(0.4)	—	—	—	—
Total derivative liabilities	—	—	(65.3)	(65.3)	—	—	—	—
Liability awards	(74.0)	—	—	(74.0)	(43.1)	—	—	(43.1)
Total recurring liabilities at fair value	$(74.0)	$—	$(65.3)	$(139.3)	$(43.1)	$—	$—	$(43.1)
The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities (in millions):

	For the Six Months Ended June 30,
	2026	2025
Fair value at January 1,	$29.8	$5.7
Realized loss on derivative instruments	(47.7)	(10.0)
Unrealized gain (loss) on derivative instruments	(93.7)	7.1
Settlements	46.3	9.1
Fair value at June 30,	$(65.3)	$11.9
Total gain (loss) included in net income (loss) attributable to changes in unrealized gain (loss) relating to financial assets and liabilities held as of June 30,	$(93.7)	$7.1
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

Debt
The estimated fair value of long-term debt at June 30, 2026 and December 31, 2025, consists primarily of senior notes. The estimated fair value of the Company’s 2026 Notes, 2027 Notes, 2028 Notes, 2028 Mirror Issuance Notes, 2029 Secured Notes, and 2031 Notes defined as Level 2 was based upon quoted prices for identical or similar liabilities in markets that are not active. The fair value of borrowings under the Company's senior secured revolving credit facility, DOE Loan, Shreveport terminal asset financing arrangement, Montana terminal asset financing arrangement, Montana refinery asset financing arrangement, and finance lease obligations is classified as Level 3 within the fair value hierarchy due to the absence of observable market quotations for these instruments. Fair value estimates for these obligations are based on valuation techniques that incorporate significant unobservable inputs, including assumptions regarding market interest rates for comparable debt instruments, credit spreads, remaining contractual terms and other factors specific to the underlying arrangements. The carrying value of these obligations is considered a reasonable approximation of fair value due to the variable-rate nature of the indebtedness or because the financing arrangements approximate market terms based on the Company's ability to borrow for similar arrangements at the time of valuation. Refer to Note 6, Long-Term Debt, for additional information regarding the Company's debt obligations.
The Company’s carrying value and estimated fair value of the Company’s Senior Notes, were as follows (in millions):

	June 30, 2026			December 31, 2025
	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
2026 Notes, 2027 Notes, 2028 Notes, 2028 Mirror Issuance Notes, 2029 Secured Notes and 2031 Notes	2	$1,225.8	$1,167.0	1,083.7	$1,065.5
9. Equity and Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in millions, except share and per share data) for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator for basic and diluted earnings per share:
Net loss	$(95.9)	$(147.9)	$(412.9)	$(309.9)
Denominator for earnings per share:
Weighted average number of basic and diluted common shares outstanding	87,586,284	86,797,123	87,292,705	86,613,896
Earnings per share in net loss:
Basic and diluted	$(1.09)	$(1.70)	$(4.73)	$(3.58)

Stock-based compensation expense (benefit) is included within general and administrative expense in the unaudited condensed consolidated statements of operations. For the three months ended June 30, 2026 and 2025, stock-based compensation expense totaled $7.6 million of expense in both periods. For the six months ended June 30, 2026 and 2025, stock-based compensation expense totaled $45.4 million of expense and $13.3 million of benefit, respectively.
During the three months ended June 30, 2026, all 2,000,000 outstanding warrants issued in connection with the Company's July 2024 C-Corp conversion were exercised. As a result, the Company reclassified approximately $7.8 million from warrant equity to common stock and additional paid-in capital. As of June 30, 2026, no warrants to purchase common stock of Calumet, Inc. remain outstanding.

10. Segments and Related Information
Segment Reporting
The Company determines its reportable segments based on how the business is managed internally for the products sold to customers, including how results are reviewed and resources are allocated. Effective January 1, 2026, the Company reorganized its business segments as a result of a change in how our chief operating decision maker (“CODM”) allocates resources, makes operating decisions, and assesses the performance of its business. As a result, as of January 1, 2026, the Company’s operations are managed by the CODM using the following reportable segments:
•Specialty Products and Solutions. The Specialty Products and Solutions segment consists of our customer-focused solutions and formulations businesses, covering multiple specialty product lines, anchored by our unique integrated complex in Northwest Louisiana. In this segment, we manufacture and market a wide variety of solvents, waxes, customized lubricating oils, white oils, petrolatums, gels, esters, and other products. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for consumer-facing and industrial products.
•Montana/Renewables. The Montana/Renewables segment is composed of our Montana Renewables facility and our Great Falls specialty asphalt facility. At our Montana Renewables facility, we process a variety of geographically advantaged renewable feedstocks into renewable diesel, sustainable aviation fuel, renewable hydrogen, renewable natural gas, renewable propane, and renewable naphtha that are distributed into renewable markets in the western half of North America. At our Montana specialty asphalt facility, we process Canadian crude oil into conventional gasoline, diesel, jet fuel and specialty grades of asphalt, with production sized to serve local markets.
•Performance Brands. The Performance Brands segment includes our fast-growing portfolio of high-quality, high-performing brands. In this segment, we blend, package, and market high performance products through our Royal Purple, Bel-Ray, and TruFuel brands.
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

Reportable segment information for the three and six months ended June 30, 2026 and 2025 is as follows (in millions):

Three Months Ended June 30, 2026	Specialty Products and Solutions	Performance Brands	Montana/ Renewables	Consolidated Total
Sales:
External customers	$1,012.5	$103.6	$329.0	$1,445.1
Inter-segment sales	9.0	—	—	9.0
Total sales	$1,021.5	$103.6	$329.0	$1,454.1
Inter-segment sales eliminations				(9.0)
Sales				$1,445.1

Cost of sales	$816.8	$87.2	$309.5
Other segment expenses	10.3	10.2	10.6
Other segment items (1)	23.7	(0.1)	(1.8)
Segment Adjusted EBITDA	$161.7	$6.3	$10.7	178.7

Reconciling items to net loss:
Corporate expenses (2)				$19.4
Depreciation and amortization				45.5
LCM / LIFO (gain) loss				4.4
Interest expense				52.0
Debt extinguishment costs				—
Unrealized (gain) loss on derivatives				(9.0)
RINs incurrence expense				48.0
RINs mark-to-market loss				115.6
Other				0.2
Equity-based compensation and other items				19.5
Income tax (benefit) expense				(21.2)
Noncontrolling interest adjustments				0.2
Net loss				$(95.9)

Capital expenditures	$14.1	$—	$38.8
PP&E, net	$303.5	$27.6	$982.5

Three Months Ended June 30, 2025	Specialty Products and Solutions	Performance Brands	Montana/ Renewables	Consolidated Total
Sales:
External customers	$627.9	$80.7	$318.0	$1,026.6
Inter-segment sales	5.1	0.1	—	5.2
Total sales	$633.0	$80.8	$318.0	$1,031.8
Inter-segment sales eliminations				(5.2)
Sales				$1,026.6

Cost of sales	$552.3	$57.8	$319.9
Other segment expenses	8.9	9.5	10.6
Other segment items (1)	(0.1)	(0.1)	(7.4)
Segment Adjusted EBITDA	$66.8	$13.5	$(5.1)	75.2

Reconciling items to net loss:
Corporate expenses (2)				$20.1
Depreciation and amortization				47.9
LCM / LIFO (gain) loss				(1.9)
Interest expense				52.9
Debt extinguishment costs				0.1
Unrealized (gain) loss on derivatives				(7.0)
RINs incurrence expense				15.3
RINs mark-to-market loss				79.1
Other				4.2
Equity-based compensation and other items				10.1
Income tax (benefit) expense				0.2
Noncontrolling interest adjustments				2.1
Net loss				$(147.9)

Capital expenditures	$14.3	$0.4	$3.8
PP&E, net	$339.6	$30.4	$1,012.6

Six Months Ended June 30, 2026	Specialty Products and Solutions	Performance Brands	Montana/ Renewables	Consolidated Total
Sales:
External customers	$1,717.5	$192.5	$564.9	$2,474.9
Inter-segment sales	12.9	0.1	—	13.0
Total sales	$1,730.4	$192.6	$564.9	$2,487.9
Inter-segment sales eliminations				(13.0)
Sales				$2,474.9

Cost of sales	$1,462.5	$153.6	$552.1
Other segment expenses	19.5	20.1	20.1
Other segment items (1)	29.5	(0.1)	(5.6)
Segment Adjusted EBITDA	$206.0	$18.9	$(1.7)	223.2

Reconciling items to net loss:
Corporate expenses (2)				$36.3
Depreciation and amortization				87.0
LCM / LIFO (gain) loss				(21.8)
Interest expense				103.1
Debt extinguishment costs				1.7
Unrealized (gain) loss on derivatives				93.7
RINs incurrence expense				79.5
RINs mark-to-market loss				231.5
Other				0.6
Equity-based compensation and other items				64.3
Income tax (benefit) expense				(42.1)
Noncontrolling interest adjustments				2.3
Net loss				$(412.9)

Capital expenditures	$14.8	$—	$52.5
PP&E, net	$303.5	$27.6	$982.5

Six Months Ended June 30, 2025	Specialty Products and Solutions	Performance Brands	Montana/ Renewables	Consolidated Total
Sales:
External customers	$1,278.0	$162.8	$579.7	$2,020.5
Inter-segment sales	9.9	0.1	—	10.0
Total sales	$1,287.9	$162.9	$579.7	$2,030.5
Inter-segment sales eliminations				(10.0)
Sales				$2,020.5

Cost of sales	$1,137.4	$114.5	$589.9
Other segment expenses	17.5	19.2	23.6
Other segment items (1)	—	(0.2)	(15.1)
Segment Adjusted EBITDA	$123.1	$29.3	$(18.7)	133.7

Reconciling items to net loss:
Corporate expenses (2)				$40.5
Depreciation and amortization				94.6
LCM / LIFO (gain) loss				(2.0)
(Gain) loss on sale of business				(62.2)
Interest expense				111.4
Debt extinguishment costs				47.7
Unrealized (gain) loss on derivatives				(7.1)
RINs incurrence expense				45.7
RINs mark-to-market loss				165.9
Other				7.4
Equity-based compensation and other items				(3.4)
Income tax (benefit) expense				0.6
Noncontrolling interest adjustments				4.5
Net loss				$(309.9)

Capital expenditures	$26.3	$0.6	$11.7
PP&E, net	$339.6	$30.4	$1,012.6
____________________________
(1) Other segment items includes realized derivative gains and (losses), foreign currency gains and (losses), pension costs, and other ancillary (expenses).
(2) Corporate expenses represents corporate costs that are not allocated to the operating segments. Corporate expenses are included in the tables above to reconcile total Segment Adjusted EBITDA attributable to the Company’s consolidated net income (loss).

Geographic Information
International sales accounted for less than ten percent of consolidated sales in the three and six months ended June 30, 2026 and 2025.
The Company offers specialty, fuels, renewable fuels and packaged products primarily in categories consisting of lubricating oils, solvents, waxes, gasoline, diesel, jet fuel, asphalt, heavy fuel oils, renewable fuels, high-performance branded products, and other specialty and fuels products.

The following table sets forth the major product category sales for each segment for the three months ended June 30, 2026 and 2025 (dollars in millions):

	Three Months Ended June 30,
	2026		2025

Specialty Products and Solutions:
Lubricating oils	$281.0	19.4%	$190.3	18.5%
Solvents	153.2	10.6%	101.5	9.9%
Waxes	40.9	2.8%	40.2	3.9%
Fuels, asphalt and other by-products	537.4	37.2%	295.9	28.8%
Total	$1,012.5	70.0%	$627.9	61.1%
Montana/Renewables:
Fuels, asphalt and other by-products	$145.8	10.1%	$109.2	10.6%
Renewable fuels	183.2	12.7%	208.8	20.3%
Total	$329.0	22.8%	$318.0	30.9%

Performance Brands:	$103.6	7.2%	$80.7	8.0%

Consolidated sales	$1,445.1	100.0%	$1,026.6	100.0%
The following table sets forth the major product category sales for each segment for the six months ended June 30, 2026 and 2025 (dollars in millions):

	Six Months Ended June 30,
	2026		2025

Specialty Products and Solutions:
Lubricating oils	$472.8	19.1%	$392.5	19.4%
Solvents	261.1	10.5%	206.2	10.2%
Waxes	80.7	3.3%	78.4	3.9%
Fuels, asphalt and other by-products	902.9	36.5%	600.9	29.7%
Total	$1,717.5	69.4%	$1,278.0	63.2%
Montana/Renewables:
Fuels, asphalt and other by-products	$239.5	9.7%	$205.3	10.2%
Renewable fuels	325.4	13.1%	374.4	18.5%
Total	$564.9	22.8%	$579.7	28.7%

Performance Brands:	$192.5	7.8%	$162.8	8.1%

Consolidated sales	$2,474.9	100.0%	$2,020.5	100.0%
Major Customers
During the three and six months ended June 30, 2026 and 2025, the Company had no customer that represented 10% or greater of consolidated sales.

Major Suppliers
During the three and six months ended June 30, 2026, the Company had four suppliers that supplied approximately 82.0% and 90.0% of its crude oil supply, respectively. During the three and six months ended June 30, 2025, the Company had four suppliers that supplied approximately 88.0% and 88.4% of its crude oil supply, respectively.
11. Income Taxes
Calumet, Inc. is a corporation and is subject to U.S. federal and state income taxes. Income taxes are accounted for under the asset and liability method. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards, using enacted tax rates in effect for the taxing jurisdiction in which the Company operates for the year in which those temporary differences are expected to be recovered or settled. The Company recognizes the financial statement effects of a tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination. Net deferred tax assets are then reduced by a valuation allowance if the Company believes it is more likely than not such net deferred tax assets will not be realized. The Company assessed the realizability of the deferred tax assets (“DTAs”) and concluded that a full valuation allowance for the net DTAs is deemed appropriate as the DTAs, except for as described below, as the DTAs were not more likely than not to be realized under relevant accounting standards.
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
Income Tax Expense
Historically, we have calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full year to income (loss) for the interim period. In the first and second quarter of 2026, we concluded that we could not calculate a reliable estimate of our annual effective tax rate due to inability to forecast the impacts of various mark-to-market items and their impact on our business and results of operations. Accordingly, we computed the effective tax rate for the three and six-month period ending June 30, 2026 using actual results. Income tax benefit for the three and six months ended June 30, 2026 was $(21.2) million and $(42.1) million, respectively. Income tax expense for the three and six months ended June 30, 2025 was $0.2 million and $0.6 million, respectively. The effective tax rate for the three and six months ended June 30, 2026, was 18.1% and 9.3%, respectively. The effective tax rate for the three and six months ended June 30, 2025, was (0.1)% and (0.2)%, respectively.

One Big Beautiful Bill Act
On July 4, 2025, the United States Congress passed budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill Act (the “OBBB”). The OBBB contains several changes to corporate taxation. The Company has assessed the impact of the OBBB, the provisions that impact us the most are the following:
•extension of the clean fuel production credit through December 31, 2029;
•requirement that feedstocks for fuel produced after December 31, 2025 must be produced or grown exclusively in the U.S., Mexico, or Canada in order for such fuel to be eligible for the clean fuel production credit;
•elimination of the special clean fuel production credit rate for SAF produced after December 31, 2025;
•clean fuel production credits remain available for transfer and direct pay; and
•changes to limitations on deductions for interest expense.
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

12. Unrestricted Subsidiaries
As defined in the indentures governing the Company’s outstanding senior notes, an unrestricted subsidiary means MRHL, MRL and any other subsidiary of the Company, other than Calumet Finance Corp., that is designated by the governing body of the General Partner as an unrestricted subsidiary, but only to the extent that such subsidiary:
•has no indebtedness other than non-recourse debt owing to any person other than the Company or any of its restricted subsidiaries, except to the extent permitted by the indentures of the senior notes;
•is not party to any agreement, contract, arrangement or understanding with the Company or any restricted subsidiary of the Company unless the terms of any such agreement, contract, arrangement or other understanding are no less favorable to the Company or such restricted subsidiary than those that might be obtained at the time from persons who are not affiliates of the Company, except to the extent permitted by the indentures of the senior notes;
•is a person with respect to which neither the Company nor any of its restricted subsidiaries has any direct or indirect obligation (a) to subscribe for additional equity interests or (b) to maintain or preserve such person’s financial condition or to cause such person to achieve any specified levels of operating results, except to the extent permitted by the indentures of the senior notes; and
•has not guaranteed or otherwise directly or indirectly provided credit support for any indebtedness of the Company or any of its restricted subsidiaries.
As of June 30, 2026 and December 31, 2025, respectively, MRHL and MRL were the only unrestricted subsidiaries of the Company. In accordance with the indentures governing the Company’s outstanding senior notes, the following tables set forth certain financial information of (i) the Company and its restricted subsidiaries, on a combined basis, (ii) the Company’s unrestricted subsidiaries, on a combined basis, and (iii) the Company and its subsidiaries, on a consolidated basis, in each case, as of June 30, 2026 and December 31, 2025, respectively (dollars in millions):

June 30, 2026	Parent Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated Total

Cash and cash equivalents	$8.1	$101.7	$—	$109.8
Restricted cash	$—	$40.0	$—	$40.0
Accounts receivable, net:	$383.7	$33.3	$—	$417.0
Inventory	$371.0	$50.0	$—	$421.0
Prepaid expenses and other current assets	$25.8	$9.2	$—	$35.0
Property, plant and equipment, net	$614.9	$706.3	$—	$1,321.2
Other noncurrent assets, net	$427.9	$30.9	$—	$458.8
Accounts payable	$352.9	$329.2	$(310.0)	$372.1
Other current liabilities	$105.8	$3.4	$—	$109.2
Current portion of long-term debt	$33.3	$0.2	$—	$33.5
Other long-term liabilities	$243.2	$4.1	$—	$247.3
Long-term debt, less current portion	$1,409.0	$914.0	$(97.8)	$2,225.2
Redeemable noncontrolling interest	$—	$250.6	$—	$250.6
Stockholders' equity	$(450.1)	$(530.1)	$(156.9)	$(1,137.1)

December 31, 2025	Parent Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated Total
Cash and cash equivalents	$7.6	$117.5	$—	$125.1
Restricted cash	$—	$80.0	$—	$80.0
Accounts receivable - trade	$206.4	$18.0	$—	$224.4
Inventory	$341.0	$44.2	$—	$385.2
Prepaid expenses and other current assets	$21.5	$6.8	$—	$28.3
Property, plant and equipment, net	$637.7	$715.3	$—	$1,353.0
Operating lease right-of-use assets	$216.9	$7.3	$—	$224.2
Other noncurrent assets, net	$92.7	$12.0	$—	$104.7
Accounts payable	$236.3	$344.9	$(299.7)	$281.5
Other taxes payable	$15.5	$2.2	$—	$17.7
Other current liabilities	$16.1	$5.0	$—	$21.1
Current portion of operating lease liabilities	$61.9	$2.3	$—	$64.2
Current portion of long-term debt	$156.1	$0.1	$—	$156.2
Long-term operating lease liabilities	$156.4	$5.0	$—	$161.4
Long-term debt, less current portion	$1,281.4	$893.7	$(97.8)	$2,077.3
Redeemable noncontrolling interest	$—	$245.6	$—	$245.6
Stockholders' equity	$(78.6)	$(497.2)	$(156.9)	$(732.7)
The following table sets forth certain financial information of the Company’s unrestricted subsidiaries, on a combined basis, for the periods presented (in millions):

	Three Months Ended June 30,
	2026			2025
	Restricted	Unrestricted	Consolidated	Restricted	Unrestricted	Consolidated

Sales	$1,245.6	$199.5	$1,445.1	$817.7	$208.9	$1,026.6
Cost of sales	1,217.1	209.7	1,426.8	835.9	234.3	1,070.2
Gross profit (loss)	28.5	(10.2)	18.3	(18.2)	(25.4)	(43.6)
Operating costs and expenses:
Selling	13.5	—	13.5	12.2	—	12.2
General and administrative	32.2	7.2	39.4	32.3	8.8	41.1
Gain on sale of business	—	—	—	—	—	—
Other operating expense	3.6	1.8	5.4	3.7	0.4	4.1
Operating loss	(20.8)	(19.2)	(40.0)	(66.4)	(34.6)	(101.0)

Other income (expense):
Interest expense	(33.5)	(18.5)	(52.0)	(34.8)	(18.1)	(52.9)
Debt extinguishment costs	—	—	—	(0.1)	—	(0.1)
(Gain) loss on derivative instruments	(26.0)	—	(26.0)	4.3	—	4.3
Other income (expense)	(0.1)	1.0	0.9	0.1	1.9	2.0
Total other income (expense)	(59.6)	(17.5)	(77.1)	(30.5)	(16.2)	(46.7)
Net loss before income taxes	(80.4)	(36.7)	(117.1)	(96.9)	(50.8)	(147.7)
Income tax (benefit) expense	0.2	(21.4)	(21.2)	0.2	—	0.2
Net loss	$(80.6)	$(15.3)	$(95.9)	$(97.1)	$(50.8)	$(147.9)

	Six Months Ended June 30,
	2026			2025
	Restricted	Unrestricted	Consolidated	Restricted	Unrestricted	Consolidated

Sales	$2,124.3	$350.6	$2,474.9	$1,646.0	$374.5	$2,020.5
Cost of sales	2,167.2	376.8	2,544.0	1,719.1	426.4	2,145.5
Gross profit (loss)	(42.9)	(26.2)	(69.1)	(73.1)	(51.9)	(125.0)
Operating costs and expenses:
Selling	25.8	—	25.8	24.5	—	24.5
General and administrative	92.1	13.3	105.4	34.7	18.5	53.2
Gain on sale of business	—	—	—	(62.2)	—	(62.2)
Other operating expense	7.4	3.6	11.0	7.3	1.9	9.2
Operating loss	(168.2)	(43.1)	(211.3)	(77.4)	(72.3)	(149.7)

Other income (expense):
Interest expense	(66.6)	(36.5)	(103.1)	(68.5)	(42.9)	(111.4)
Debt extinguishment costs	(1.7)	—	(1.7)	(0.1)	(47.6)	(47.7)
(Gain) loss on derivative instruments	(141.4)	—	(141.4)	2.7	(5.6)	(2.9)
Other income (expense)	0.3	2.2	2.5	(0.3)	2.7	2.4
Total other income (expense)	(209.4)	(34.3)	(243.7)	(66.2)	(93.4)	(159.6)
Net loss before income taxes	(377.6)	(77.4)	(455.0)	(143.6)	(165.7)	(309.3)
Income tax (benefit) expense	2.4	(44.5)	(42.1)	0.6	—	0.6
Net loss	$(380.0)	$(32.9)	$(412.9)	$(144.2)	$(165.7)	$(309.9)
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
14. Subsequent Events
On July 15, 2026, the Company's wholly owned subsidiaries, Calumet Specialty Products Partners, L.P. (the "Partnership") and Calumet Finance Corp. (together with the Partnership, the "Issuers"), redeemed all of the outstanding $100.0 million 9.75% Senior Notes due 2028 that were originally issued in January 2025 (the "2028 Mirror Notes"), at a cash redemption price of 102.438% of the principal amount, plus accrued and unpaid interest up to but not including the redemption date.
On July 31, 2026, Calumet Montana fully repaid and terminated the Montana terminal asset financing arrangement for cash consideration of $15.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The historical unaudited condensed consolidated financial statements included in this Quarterly Report reflect all of the assets, liabilities and results of operations of Calumet, Inc. (“Calumet,” the “Company,” “we,” “our,” or “us”). The following discussion analyzes the financial condition and results of operations of the Company for the three and six months ended June 30, 2026. Stockholders should read the following discussion and analysis of our financial condition and results of operations in conjunction with our 2025 Annual Report and our historical unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report.
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
Recent Developments
Continued Debt Reduction
On July 15, 2026, the Company's wholly owned subsidiaries, Calumet Specialty Products Partners, L.P. (the "Partnership") and Calumet Finance Corp. (together with the Partnership, the "Issuers"), redeemed all of the outstanding $100.0 million 9.75% Senior Notes due 2028 that were originally issued in January 2025 (the "2028 Mirror Notes"), at a cash redemption price of 102.438% of the principal amount, plus accrued and unpaid interest up to but not including the redemption date.

In addition, on July 31, 2026, we completed early termination of our Montana terminal asset financing arrangement for approximately $15.5 million. The Company remains focused on strong operations and continued use of cash from operations to pay down debt in future periods.

Exercise of Warrants Issued in Corporate Conversion
During the three months ended June 30, 2026, all 2,000,000 outstanding warrants issued in connection with the Company's July 2024 C-Corp conversion were exercised. As a result, the Company reclassified approximately $7.8 million from warrant equity to common stock and additional paid-in capital. As of June 30, 2026, no warrants to purchase common stock of Calumet, Inc. remain outstanding.
Montana/Renewables MaxSAF® 150 Update

Our MaxSAF® 150 expansion at Montana renewables was completed successfully during the second quarter. The Montana/Renewables segment Adjusted EBITDA with Tax Attributes was $26.6 million in the second quarter of 2026. For Montana Renewables, the impact from the planned downtime in April and May associated with the MaxSAF® 150 expansion and turnaround resulted in an estimated loss of approximately 450,000 barrels of production.

Crack Spread Swaps Sales and Purchase Contracts
As of July 31, 2026, we had the following notional contracts related to outstanding crack spread swap contracts, which are derivative instruments not designated as hedges. Periodically, the Company may enter into an offsetting position to effectively close out its exposure under an existing contract as it approaches expiration.

Period of Maturity	Total Outstanding Notional Volumes 2-1-1 Crack Spread Swap Sales (bpd)	Avg. Strike Price ($/bbl) for 2-1-1 Crack Spread Swap Sales Based on CBOB
3Q 2026	10,000	$21.66
4Q 2026	15,000	$20.70
1Q 2027	15,000	$33.12
2Q 2027	10,000	$27.21
3Q 2027	10,000	$26.11
4Q 2027	10,000	$24.57
1Q 2028	10,000	$28.36

See Note 7 — “Derivatives” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information related to the Company’s derivatives.

Update Regarding Renewable Volume Obligation
On March 27, 2026, EPA announced a final rule to establish required Renewable Fuel Standard Volumes and percentage standards for 2026 and 2027, which sets the highest renewable fuel volumes in the history of the program. The EPA’s updated Renewable Volume Obligations (“RVOs”) establish total demand of 26.81 billion RINs and 27.02 billion RINs for 2026 and 2027, respectively, providing a historic level of annualized support for the biofuels industry. The 2026 and 2027 volumes include some earlier renewable fuel volumes previously waived through small refinery exemptions (“SREs”) across the 2023–2025 compliance periods. These actions are expected to improve biobased diesel industry margins and industry utilization, and attract currently idled higher-cost biodiesel producers to re-enter the market in order to meet mandated demand. The RVO framework is aligned with a broader national focus on domestic energy security. The EPA has also proposed that beginning in 2028, foreign source renewable fuels and feedstocks will receive only half the RFS compliance value of American-made products, materially enhancing the competitive position of domestic producers. Against this favorable regulatory backdrop, MRL’s strategic location and proximity to domestic customers and suppliers position the company for strong performance in the second half of 2026, continued momentum into 2027, and a sustained long-term competitive advantage.
Second Quarter 2026 Update
Outlook and Trends
We believe the business is positioned to deliver outsize performance, supported by fundamentally tighter global market conditions across refined fuels and specialty products. Our diversified customer base, resilient specialty portfolio, and multi-year capital investments into enhanced operational reliability position us to capitalize on the current margin environment. Global refined product markets have tightened materially in response to conflict in the Middle East. Benchmark crack spreads are reaching record levels amid the overlapping impacts of idled or offline Middle Eastern and Russian refining capacity and historically low U.S. refined product inventory levels. Because substantially all of our crude supply is sourced from North America, our supply chain is comparatively insulated from the seaborne disruptions affecting global markets. Similar dynamics are at play within our specialty products portfolio. With a significant portion of global Group III base oils supply trapped within the Persian gulf or having been removed from the market, we are experiencing increased demand as consumers substitute into Group I and Group II base oils where possible. The durability and magnitude of these conditions remain uncertain, and depend significantly on the recovery of shipping flows through the Strait of Hormuz.

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
Specialty Products and Solutions results improved significantly in the second quarter as compared to both the prior quarter and prior year, following the temporary compression experienced in the first quarter, as previously implemented price increases reached full realization and crude oil prices declined. Our fuels and asphalt business also benefited from the resolution of the temporary Shreveport production issues that impacted the first quarter, further improving commodity margins. Margins in our Performance Brands segment remained compressed, as ongoing supply constraints in global specialty Group III base oil and synthetic feedstock markets kept input costs elevated despite lower crude oil prices. Demand for our products in these businesses remained strong and we continue to leverage the benefits of our fully integrated specialty business in this market. We expect the current margin environment for both specialty products and fuel-based products to continue to be volatile, and above historical industry margins in the near-term due to the Iran conflict impacting global feedstocks.
In our Montana/Renewables segment, we believe long-term demand for renewable fuel products will continue to grow supported by Federal, State, Provincial and local governmental mandates and incentives that have been enacted or announced in North America and globally. Collectively, these policies focus on domestic fuel security, strategic alignment with the agricultural industry as a source of renewable feedstocks, sustainability initiatives, transportation fuel cleanliness including ongoing reduction in particulates, and expansion of both voluntary and mandatory corporate decarbonization targets, particularly for hard-to-abate sectors including the global aviation industry. We believe that our advantage as a first-mover in sustainable aviation fuels market positions us as a preferred supplier to our potential offtake partners’ SAF strategies. The start-up of our MaxSAF® 150 project allows us to shift our renewable product mix toward more SAF production which has historically realized higher pricing relative to renewable diesel, and we expect this change in product mix to support improved margin realizations immediately and long-term. The margins experienced late in the second quarter of 2026 after the completion of the project referenced above are significantly above the prior year and have continued early on in the third quarter of 2026.
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
Financial Results
We reported net loss of $95.9 million in the second quarter 2026 versus a net loss of $147.9 million in the second quarter 2025. Net loss in the second quarter of 2026 was significantly impacted by the following non-cash items:
•$9.0 million unrealized gain on derivatives; and
•$163.6 million of non-cash RINs related expense.
We reported Adjusted EBITDA with Tax Attributes (as defined in Note 10 — “Segments and Related Information” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements”) of $175.2 million in the second quarter 2026 versus $76.5 million in the second quarter 2025. We generated cash from operating activities of $92.3 million in the second quarter 2026 versus using cash from operating activities of $1.8 million in the second quarter of 2025.
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

Specialty Products and Solutions segment Adjusted EBITDA was $161.7 million in the second quarter 2026 versus $66.8 million in the second quarter 2025. Compared to the prior period, Specialty Products and Solutions second quarter 2026 segment Adjusted EBITDA was positively impacted by expanded margins driven by the full realization of previously implemented price increases made as a result of the global conflicts impacting the industry and lower crude oil costs, and improved production following a planned Shreveport turnaround in June 2025 that reduced output in the prior year period.
Montana/Renewables segment Adjusted EBITDA was $10.7 million in the second quarter 2026 versus loss of $5.1 million in the second quarter 2025. Montana/Renewables segment Adjusted EBITDA with Tax Attributes was $26.6 million in the second quarter 2026 compared to $16.3 million in the prior period. Compared to the prior year, Montana/Renewables segment Adjusted EBITDA with Tax Attributes primarily reflected lower renewable fuels production volumes of 41.8% in the current period due to planned turnaround and MaxSAF® 150 project activity and was still able to deliver a $10.3 million increase in Adjusted EBITDA with Tax Attributes. This significant improvement in performance is a direct result of improved margins on renewable fuel sales, operating cost improvements realized through previously discussed initiatives and a continued focus on improving in our carbon intensity (CI) metrics. As discussed above, EPA’s final Renewable Volume Obligation (“RVO”) has been received favorably by the market, contributing to improved market pricing for renewable fuels and related credit values. These conditions supported renewable fuel margins during the period and increased market confidence in industry fundamentals. The above results were further impacted by gains in legacy fuel margins partially offset by weaker asphalt margins resulting from the lag in asphalt price increases following a period of elevated crude oil costs. However, June marked a turnaround in asphalt margins, which returned to positive territory.
Performance Brands segment Adjusted EBITDA was $6.3 million in the second quarter 2026 versus $13.5 million in the second quarter 2025. The decline was driven by margin compression, as elevated input costs for Group III base oils and synthetic feedstocks continued to outpace realized price increases. This segment continues to implement pricing actions to recover margin as input costs remain elevated. The segment's current period results also reflect a $7.3 million LIFO-to-FIFO differential, representing the impact of rising feedstock costs on cost of sales under our LIFO inventory accounting method. Refer to to Note 3 — “Inventories” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for further information regarding our LIFO inventory valuation methodology.
Liquidity Update
As of June 30, 2026, we had total liquidity of $581.6 million comprised of $109.8 million of unrestricted cash, $40.0 million of restricted cash and $431.8 million of availability under our credit facility. As of June 30, 2026, our revolving credit facility had a $500.0 million borrowing base, $49.9 million in outstanding standby letters of credit and $18.3 million of outstanding borrowings. We believe we will continue to have sufficient liquidity from cash on hand, projected cash flow from operations, borrowing capacity and other means by which to meet our financial commitments, debt service obligations, contingencies, and anticipated capital expenditures for at least the next 12 months. Refer to Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information.
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
During the second quarter 2026, we recorded a loss of $155.3 million for RINs in cost of sales in the unaudited condensed statements of operations, as compared to a loss of $90.8 million for RINs in the second quarter 2025. Our gross RINs Obligation, which includes RINs that are required to be secured through either our own blending or through the purchase of RINs in the open market, is spread across four compliance categories (D3, D4, D5 and D6). The gross RINs obligations may be satisfied by our own renewables blending, RIN purchases, or receipt of small refinery exemptions.
Expenses related to RFS compliance have the potential to remain significant for our two segments containing fuels products. If legal or regulatory changes occur that have the effect of increasing our RINs Obligation or eliminating or narrowing the availability of the small refinery exemption under the RFS program, we could be required to purchase additional RINs in the open market, which may materially increase our costs related to RFS compliance and could have a material adverse effect on our results of operations and liquidity.

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
Our management uses several financial and operational measurements to analyze our performance. These measurements include the following:
•sales volumes;
•segment gross profit;
•segment Adjusted gross profit;
•segment Adjusted EBITDA;
•segment Adjusted EBITDA with Tax Attributes; and
•selling, general and administrative expenses.
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
Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025
Production Volume. The following table sets forth information about our continuing operations after giving effect to the elimination of all intercompany activity. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased blendstocks such as ethanol and specialty blendstocks, as well as the resale of crude oil.

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(In bpd)			(In bpd)
Total sales volume (1)	87,722	88,766	(1.2)%	87,377	87,165	0.2%
Facility production:
Specialty Products and Solutions:
Lubricating oils	13,318	11,939	11.6%	12,827	11,655	10.1%
Solvents	7,637	7,973	(4.2)%	7,444	7,752	(4.0)%
Waxes	1,559	1,325	17.7%	1,489	1,234	20.7%
Fuels, asphalt and other by-products	40,389	34,467	17.2%	37,522	34,459	8.9%
Total Specialty Products and Solutions	62,903	55,704	12.9%	59,282	55,100	7.6%
Montana/Renewables
Fuels, asphalt and other by-products	11,113	10,501	5.8%	11,200	10,434	7.3%
Renewable fuels	7,011	12,044	(41.8)%	7,430	10,994	(32.4)%
Total Montana/Renewables	18,124	22,545	(19.6)%	18,630	21,428	(13.1)%

Performance Brands	2,164	1,663	30.1%	1,945	1,641	18.5%

Total facility production	83,191	79,912	4.1%	79,857	78,169	2.2%
____________________________
(1)Total sales volume includes sales from the production at our facilities and certain third-party facilities pursuant to supply and/or processing agreements, sales of inventories and the resale of crude oil and other finished products to third-party customers. Total sales volume includes the sale of purchased blendstocks.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Sales	$1,445.1	$1,026.6	$2,474.9	$2,020.5
Cost of sales	1,426.8	1,070.2	2,544.0	2,145.5
Gross profit (loss)	18.3	(43.6)	(69.1)	(125.0)
Operating costs and expenses:
Selling	13.5	12.2	25.8	24.5
General and administrative	39.4	41.1	105.4	53.2
(Gain) loss on sale of business	—	—	—	(62.2)
Other operating (income) expense	5.4	4.1	11.0	9.2
Operating income (loss)	(40.0)	(101.0)	(211.3)	(149.7)
Other income (expense):
Interest expense	(52.0)	(52.9)	(103.1)	(111.4)
Debt extinguishment costs	—	(0.1)	(1.7)	(47.7)
Gain (loss) on derivative instruments	(26.0)	4.3	(141.4)	(2.9)
Other income (expense)	0.9	2.0	2.5	2.4
Total other expense	(77.1)	(46.7)	(243.7)	(159.6)
Net income (loss) before income taxes	(117.1)	(147.7)	(455.0)	(309.3)
Income tax (benefit) expense	(21.2)	0.2	(42.1)	0.6
Net loss	$(95.9)	$(147.9)	$(412.9)	$(309.9)
EBITDA	$(30.3)	$(58.1)	$(284.1)	$(124.1)
Adjusted EBITDA	$159.3	$55.1	$186.9	$93.2
Adjusted EBITDA with Tax Attributes	$175.2	$76.5	$225.3	$131.5
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
EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes are used as supplemental financial measures by our management and by external users of our financial statements such as investors, commercial banks, research analysts and others, to assess:
•the financial performance of our assets without regard to financing methods, capital structure or historical cost basis;
•the ability of our assets to generate cash sufficient to pay interest costs and support our indebtedness;
•our operating performance and return on capital as compared to those of other companies in our industry, without regard to financing or capital structure; and
•the viability of acquisitions and capital expenditure projects and the overall rates of return on alternative investment opportunities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Reconciliation of Net income (loss) to EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes
Net income (loss)	$(95.9)	$(147.9)	$(412.9)	$(309.9)
Add:
Interest expense	52.0	52.9	103.1	111.4
Depreciation and amortization	34.8	36.7	67.8	73.8
Income tax (benefit) expense	(21.2)	0.2	(42.1)	0.6
EBITDA	$(30.3)	$(58.1)	$(284.1)	$(124.1)
Add:
LCM / LIFO (gain) loss	$4.4	$(1.9)	$(21.8)	$(2.0)
Unrealized (gain) loss on derivative instruments	(9.0)	(7.0)	93.7	(7.1)
Debt extinguishment costs	—	0.1	1.7	47.7
Amortization of turnaround costs	10.7	11.2	19.2	20.8
(Gain) loss on sale of business	—	—	—	(62.2)
RINs incurrence expense	48.0	15.3	79.5	45.7
RINs mark-to-market (gain) loss	115.6	79.1	231.5	165.9
Equity-based compensation and other items (1)	19.5	10.1	64.3	(3.4)
Other	0.2	4.2	0.6	7.4
Noncontrolling interest adjustments	0.2	2.1	2.3	4.5
Adjusted EBITDA	$159.3	$55.1	$186.9	$93.2
Tax attributes (2)	15.9	21.4	38.4	38.3
Adjusted EBITDA with Tax Attributes	$175.2	$76.5	$225.3	$131.5
____________________________
(1)For the three months ended June 30, 2026 and 2025, equity-based compensation and other includes $7.6 million and $7.6 million of non-cash equity based compensation expense, respectively, and $11.9 million and $2.7 million of expenses related to the supply and offtake agreement, respectively. For the six months ended June 30, 2026 and 2025, equity-based compensation and other includes $45.4 million and $(13.3) million of non-cash equity based compensation expense, respectively, and $18.9 million and $10.0 million of expenses related to the supply and offtake agreement, respectively.
(2)Tax attribute amounts reflect 100% of the notional value of CFPCs generated for each respective period presented less any discounts on the sale of CFPCs. The CFPCs can be realized by applying the credits to the Company’s federal income tax liability or sold in a secondary market at a discounted rate.

The following table presents a reconciliation of Montana/Renewables Segment Net income (loss), our most directly comparable GAAP financial performance measure to Montana/Renewables Segment Adjusted EBITDA and Montana/Renewables Segment Adjusted EBITDA with Tax Attributes for each of the periods indicated unaudited (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Reconciliation of Montana/Renewables Segment Net income (loss) to Segment Adjusted EBITDA, and Segment Adjusted EBITDA with Tax Attributes
Net income (loss)	$(32.5)	$(74.9)	$(77.8)	$(228.3)
Add:
Depreciation and amortization	$26.2	$28.2	$48.0	$56.1
LCM / LIFO (gain) loss	(2.8)	(6.3)	(10.4)	(7.0)
Interest expense	14.5	15.1	28.7	33.4
Unrealized (gain) loss on derivative instruments	—	—	—	—
Debt extinguishment costs	—	—	—	47.6
Loss on impairment and disposal of assets	—	—	—	—
(Gain) loss on sale of business	—	—	—	—
RINs incurrence expense	7.8	3.3	14.7	11.4
RINs mark-to-market (gain) loss	18.8	23.7	36.7	49.8
Equity-based compensation and other items	—	—	—	5.6
Other	—	3.7	0.6	8.2
Income tax (benefit) expense	(21.5)	—	(44.5)	—
Noncontrolling interest adjustments	0.2	2.1	2.3	4.5
Adjusted EBITDA	$10.7	$(5.1)	$(1.7)	$(18.7)
Tax attributes (1)	15.9	21.4	38.4	38.3
Adjusted EBITDA with Tax Attributes	$26.6	$16.3	$36.7	$19.6
____________________________
(1)Tax attribute amounts reflect 100% of the notional value of CFPCs generated for each respective period presented less any discounts on the sale of CFPCs. The CFPCs can be realized by applying the credits to the Company’s federal income tax liability or sold in a secondary market at a discounted rate.

Changes in Results of Operations for the Three Months Ended June 30, 2026 and 2025
Sales. Sales increased $418.5 million, or 40.8%, to $1,445.1 million in the three months ended June 30, 2026, from $1,026.6 million in the same period in 2025. Sales for each of our principal product categories in these periods were as follows:

	Three Months Ended June 30,
	2026	2025	% Change
	(In millions, except barrel and per barrel data)
Sales by segment:
Specialty Products and Solutions:
Lubricating Oils	$281.0	$190.3	47.7%
Solvents	153.2	101.5	50.9%
Waxes	40.9	40.2	1.7%
Fuels, asphalt and other by-products (1)	537.4	295.9	81.6%
Total Specialty Products and Solutions:	$1,012.5	$627.9	61.3%
Total Specialty Products and Solutions sales volume (in barrels)	6,066,316	5,474,000	10.8%
Average Specialty Products and Solutions sales price per barrel	$166.91	$114.71	45.5%
Montana/Renewables:
Fuels, asphalt and other by-products (2)	$145.8	$109.2	33.5%
Renewable fuels	183.2	208.8	(12.3)%
Total Montana/Renewables	$329.0	$318.0	3.5%
Total Montana/Renewables sales volume (in barrels)	1,718,961	2,445,000	(29.7)%
Average Montana/Renewables sales price per barrel	$191.39	$130.06	47.2%
Performance Brands:
Total Performance Brands (3)	$103.6	$80.7	28.4%
Total Performance Brands sales volume (in barrels)	197,438	159,000	24.2%
Average Performance Brands sales price per barrel	$524.72	$507.55	3.4%

Total sales	$1,445.1	$1,026.6	40.8%
Total sales volume (in barrels)	7,982,715	8,078,000	(1.2)%
____________________________
(1)Represents (a) by-products, including fuels and asphalt, produced in connection with the production of specialty products at the Shreveport, Princeton, Cotton Valley, Dickinson and Karns City facilities, and (b) polyol ester synthetic lubricants produced at the Missouri facility.
(2)Includes asphalt, heavy fuel oils and other products produced in connection with the production of fuels at the Montana specialty asphalt facility.
(3)Represents packaged and synthetic specialty products at our Porter, Texas and Shreveport, Louisiana packaging facilities.

The components of the $384.6 million increase in Specialty Products and Solutions segment sales for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, were as follows (in millions):

Dollar Change
Volume	$68.0
Price	316.6
Total Specialty Products and Solutions segment sales increase (decrease)	$384.6
Specialty Products and Solutions segment sales increased period over period, driven primarily by higher sales prices in response to rising commodity prices as well as sales volumes due to continued strong demand.
The components of the $11.0 million increase in Montana/Renewables segment sales for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, were as follows (in millions):

Dollar Change
Volume	$(94.4)
Price	105.4
Total Montana/Renewables segment sales increase (decrease)	$11.0
Montana/Renewables segment sales increased during the current year period as a result of significant sales price increases in response to increased commodity prices. This was offset by a reduction in volume resulting from our planned outage early in the second quarter of 2026 to support the MaxSAF® 150 expansion project that reduced our renewable fuels production by 41.8% compared to the second quarter of 2025. Our renewable fuels production and renewable fuels sales volumes for June 2026 have returned to our planned levels.
The components of the $22.9 million increase in Performance Brands segment sales for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, were as follows (in millions):

Dollar Change
Volume	$19.5
Price	3.4
Total Performance Brands segment sales increase (decrease)	$22.9
Performance Brands segment sales increased period over period, driven by strong sales volumes, led by TruFuel, as customer demand strengthened. Pricing contributed only modestly to the increase, as price increases implemented during the period had not fully taken effect.

Gross Profit (Loss). Gross profit (loss) increased $61.9 million to gross profit of $18.3 million in the three months ended June 30, 2026, from gross loss of $43.6 million in the same period in 2025. Gross profit (loss) for our business segments were as follows:

	Three Months Ended June 30,
	2026	2025
	(In millions, except barrel and per barrel data)
Gross profit (loss) by segment:
Specialty Products and Solutions:
Gross profit (loss)	$31.8	$(14.9)
Percentage of sales	3.1%	(2.4)%
Specialty Products and Solutions gross profit (loss) per barrel	$5.25	$(2.72)
Montana/Renewables:
Gross profit (loss)	$(30.4)	$(50.8)
Percentage of sales	(9.2)%	(16.0)%
Montana/Renewables gross profit (loss) per barrel	$(17.67)	$(20.78)
Performance Brands:
Gross profit (loss)	$16.9	$22.1
Percentage of sales	16.3%	27.4%
Performance Brands gross profit (loss) per barrel	$85.47	$138.99

Total gross profit (loss)	$18.3	$(43.6)
Percentage of sales	1.3%	(4.2)%
The components of the $46.7 million increase in Specialty Products and Solutions segment gross profit (loss) for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, were as follows (in millions):

Dollar Change
Three months ended June 30, 2025 reported gross profit (loss)	$(14.9)
Sales price	316.6
Cost of materials	(216.0)
LCM / LIFO inventory adjustments	(3.8)
Volumes	15.9
Operating costs (excl. RINs)	(0.4)
RINs	(65.6)
Three months ended June 30, 2026 reported gross profit (loss)	$31.8
The increase in Specialty Products and Solutions segment gross profit for the three months ended June 30, 2026 as compared to the same period in 2025, was favorably impacted by higher sales prices in response to higher commodity prices and increased sales volumes as our production has increased 12.9% over prior year. These impacts were partially offset by higher cost of materials due to rising commodity prices and unfavorable RINs pricing.

The components of the $20.4 million increase in Montana/Renewables segment gross profit (loss) for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, were as follows (in millions):

Dollar Change
Three months ended June 30, 2025 reported gross profit (loss)	$(50.8)
Sales price	105.4
Cost of materials	(76.9)
LCM / LIFO inventory adjustments	(3.6)
Volumes	(11.4)
Operating costs (excl. RINs)	5.7
RINs	1.2
Three months ended June 30, 2026 reported gross profit (loss)	$(30.4)
The increase in Montana/Renewables segment gross profit (loss) for the three months ended June 30, 2026, as compared to the prior period, was driven by favorable sales pricing, which was offset by the impact of lower sales volumes resulting from a planned outage to complete the MaxSAF® 150 expansion project and higher material costs. In addition, operating costs resulted in a favorable benefit, reflective of the sustained operating cost discipline from initiatives implemented throughout the prior calendar year.
The components of the $5.2 million decrease in Performance Brands segment gross profit (loss) for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, were as follows (in millions):

Dollar Change
Three months ended June 30, 2025 reported gross profit (loss)	$22.1
Sales price	3.4
Cost of materials	(16.3)
LCM / LIFO inventory adjustments	1.0
Volumes	7.4
Operating costs	(0.7)
Three months ended June 30, 2026 reported gross profit (loss)	$16.9
Performance Brands segment gross profit (loss) for the three months ended June 30, 2026, as compared to the prior period, decreased primarily due to higher cost of materials. This impact was partially offset by higher sales volumes and higher sales prices that have been implemented, but have not fully taken effect as of the end of the quarter.
Loss on Derivative Instruments. There was a $26.0 million loss on derivative instruments in the three months ended June 30, 2026, compared to a $4.3 million gain in the same period in 2025. This is primarily due to an increase in our realized derivative loss of $32.3 million offset by an increase in our unrealized derivative gain of $2.0 million between the comparative periods. The realized loss is the result of $23.1 million of crack spread swap settlements during the quarter as commodity prices and crack spreads improved significantly.
Income Tax Expense (Benefit). There was a $21.2 million income tax benefit in the three months ended June 30, 2026, compared to a $0.2 million income tax expense in the same period in 2025. The income tax benefit in the current year period was related to the sale of CFPCs generated in our Montana/Renewables segment. In the prior year, we had fully reserved the value for all credits generated as we had not completed a sale of our tax credits as of June 2025.

Changes in Results of Operations for the Six Months Ended June 30, 2026 and 2025
Sales. Sales increased $454.4 million, or 22.5%, to $2,474.9 million in the six months ended June 30, 2026, from $2,020.5 million in the same period in 2025. Sales for each of our principal product categories in these periods were as follows:

	Six Months Ended June 30,
	2026	2025	% Change
	(In millions, except barrel and per barrel data)
Sales by segment:
Specialty Products and Solutions:
Lubricating Oils	$472.8	$392.5	20.5%
Solvents	261.1	206.2	26.6%
Waxes	80.7	78.4	2.9%
Fuels, asphalt and other by-products (1)	902.9	600.9	50.3%
Total Specialty Products and Solutions:	$1,717.5	$1,278.0	34.4%
Total Specialty Products and Solutions sales volume (in barrels)	11,934,980	10,846,000	10.0%
Average Specialty Products and Solutions sales price per barrel	$143.90	$117.83	22.1%
Montana/Renewables:
Fuels, asphalt and other by-products (2)	$239.5	$205.3	16.7%
Renewable fuels	325.4	374.4	(13.1)%
Total Montana/Renewables	$564.9	$579.7	(2.6)%
Total Montana/Renewables sales volume (in barrels)	3,515,864	4,618,000	(23.9)%
Average Montana/Renewables sales price per barrel	$160.66	$125.53	28.0%
Performance Brands:
Total Performance Brands (3)	$192.5	$162.8	18.2%
Total Performance Brands sales volume (in barrels)	364,368	313,000	16.4%
Average Performance Brands sales price per barrel	$528.31	$520.13	1.6%

Total sales	$2,474.9	$2,020.5	22.5%
Total sales volume (in barrels)	15,815,212	15,777,000	0.2%
____________________________
(1)Represents (a) by-products, including fuels and asphalt, produced in connection with the production of specialty products at the Shreveport, Princeton, Cotton Valley, Dickinson and Karns City facilities, and (b) polyol ester synthetic lubricants produced at the Missouri facility.
(2)Includes asphalt, heavy fuel oils and other products produced in connection with the production of fuels at the Montana specialty asphalt facility.
(3)Represents packaged and synthetic specialty products at our Porter, Texas and Shreveport, Louisiana packaging facilities.

The components of the $439.5 million increase in Specialty Products and Solutions segment sales for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, were as follows (in millions):

Dollar Change
Volume	$128.3
Price	311.2
Total Specialty Products and Solutions segment sales increase (decrease)	$439.5

Specialty Products and Solutions segment sales increased period over period, driven primarily by higher sales prices in response to rising commodity prices. Sales volumes increased compared to the prior year despite the temporary suspension of operations at our Shreveport facility during a portion of the first quarter of 2026. The higher sales volume is the result of higher production in response to the current market environment.
The components of the $14.8 million decrease in Montana/Renewables segment sales for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, were as follows (in millions):

Dollar Change
Volume	$(138.3)
Price	123.5
Total Montana/Renewables segment sales increase (decrease)	$(14.8)

Montana/Renewables segment sales declined during the current year period as a result of a planned outage to support the MaxSAF® 150 expansion project that reduced our renewable fuels production by 32.4% in comparison to the prior year period. Despite lower volumes, improved renewable fuel prices favorably impacted results and partially mitigated the effect of reduced sales volumes in comparison to the prior year period.
The components of the $29.7 million increase in Performance Brands segment sales for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, were as follows (in millions):

Dollar Change
Volume	$26.9
Price	2.8
Total Performance Brands segment sales increase (decrease)	$29.7

Performance Brands segment sales increased period over period, driven by strong sales volumes, despite the prior year period including contributions from the divested Royal Purple Industrial business.

Gross Profit (Loss). Gross profit (loss) increased $55.9 million to gross loss of $69.1 million in the six months ended June 30, 2026, from gross loss of $125.0 million in the same period in 2025. Gross profit (loss) for our business segments were as follows:

	Six Months Ended June 30,
	2026	2025
	(In millions, except barrel and per barrel data)
Gross profit (loss) by segment:
Specialty Products and Solutions:
Gross profit (loss)	$(31.1)	$(48.9)
Percentage of sales	(1.8)%	(3.8)%
Specialty Products and Solutions gross profit (loss) per barrel	$(2.60)	$(4.51)
Montana/Renewables:
Gross profit (loss)	$(76.0)	$(120.4)
Percentage of sales	(13.5)%	(20.8)%
Montana/Renewables gross profit (loss) per barrel	$(21.66)	$(26.07)
Performance Brands:
Gross profit (loss)	$38.0	$44.3
Percentage of sales	19.7%	27.2%
Performance Brands gross profit (loss) per barrel	$104.24	$141.53

Total gross profit (loss)	$(69.1)	$(125.0)
Percentage of sales	(2.8)%	(6.2)%

The components of the $17.8 million increase in Specialty Products and Solutions segment gross profit (loss) for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, were as follows (in millions):

Dollar Change
Six months ended June 30, 2025 reported gross profit (loss)	$(48.9)
Sales price	311.2
Cost of materials	(209.7)
LCM / LIFO inventory adjustments	14.3
Volumes	28.1
Operating costs (excl. RINs)	(11.9)
RINs	(114.2)
Six months ended June 30, 2026 reported gross profit (loss)	$(31.1)

The increase in Specialty Products and Solutions segment gross profit (loss) for the six months ended June 30, 2026 as compared to the same period in 2025, was favorably impacted by increases in both fuel crack spreads and specialty products margins as the increase in sales prices outpaced the increase in the price of crude oil as well as increased sales volumes. These improvements were partially offset by increased RINs prices and higher operating costs, including increased natural gas costs.

The components of the $44.4 million increase in Montana/Renewables segment gross profit (loss) for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, were as follows (in millions):

Dollar Change
Six months ended June 30, 2025 reported gross profit (loss)	$(120.4)
Sales price	123.5
Cost of materials	(87.2)
LCM / LIFO inventory adjustments	3.4
Volumes	(14.3)
Operating costs (excl. RINs)	11.9
RINs	7.1
Six months ended June 30, 2026 reported gross profit (loss)	$(76.0)

The increase in Montana/Renewables segment gross profit (loss) for the six months ended June 30, 2026, as compared to the prior period, was driven by the increase in sales prices outpacing the increased prices for renewable feedstocks, which was partially offset by the impact of lower sales volumes resulting from a planned outage to complete the MaxSAF® 150 expansion project. In addition, operating costs resulting in a favorable benefit, reflective of continued operating cost discipline from initiatives implemented throughout the prior calendar year.
The components of the $6.3 million decrease in Performance Brands segment gross profit (loss) for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, were as follows (in millions):

Dollar Change
Six months ended June 30, 2025 reported gross profit (loss)	$44.3
Sales price	2.8
Cost of materials	(20.0)
LCM / LIFO inventory adjustments	2.0
Volumes	10.2
Operating costs	(1.3)
Six months ended June 30, 2026 reported gross profit (loss)	$38.0

Performance Brands segment gross profit (loss) for the six months ended June 30, 2026, as compared to the prior period, decreased $6.3 million. The slight decrease is due primarily to the increase in Group III base oil feedstock costs as a result of the Middle East conflict, offset by higher sales volumes due to high customer demand, despite the prior year period including contributions from the divested Royal Purple Industrial business.
General and administrative. General and administrative expenses increased $52.2 million, to $105.4 million in the six months ended June 30, 2026 from $53.2 million in the same period in 2025. The increase in the Company's stock price resulted in an increase of $58.7 million in stock-based compensation related expenses in the current year period. This impact was partially offset by a $5.9 million decrease in professional services fees.

Gain on sale of business. There was a $62.2 million gain on sale of business in the prior year period for the sale of assets related to the industrial portion of the Royal Purple® business. There was no gain or loss for the sale of a business recorded in the current year period. Refer to Note 2 — “Summary of Significant Accounting Policies” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information related to the sale of assets related to the industrial portion of the Royal Purple® business.
Debt Extinguishment Cost. The $1.7 million expense for debt extinguishment costs in the six months ended June 30, 2026 was primarily related to the redemption of the outstanding 2026 Notes and 2027 Notes during the period. The $47.7 million expense for debt extinguishment costs in the six months ended June 30, 2025 was related to the repurchase of the equipment associated with the MRL Asset Financing Arrangements, repayment of outstanding loans under the MRL Term Loan Credit Agreement and MRL Revolving Credit Agreement and repayment of outstanding obligations under the MRL Supply and Offtake Agreement. Refer to Note 6 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.
Loss on Derivative Instruments. There was a $141.4 million loss on derivative instruments in the six months ended June 30, 2026, compared to a $2.9 million loss in the same period in 2025. This is primarily due to an increase in our realized derivative loss of $37.7 million and an increase in our unrealized derivative loss of $100.8 million between the comparative periods. The realized loss is primarily the result of $28.8 million of crack spread swap settlements during the current year period as commodity prices and crack spreads improved significantly.
Income Tax Expense (Benefit). There was a $42.1 million income tax benefit in the six months ended June 30, 2026, compared to a $0.6 million income tax expense in the same period in 2025. The income tax benefit in the current year period was related to the sale of CFPCs generated by our Montana/Renewables segment.
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

The following table summarizes our primary sources and uses of cash in each of the periods presented:

	Six Months Ended June 30,
	2026	2025
	(In millions)
Net cash provided by (used in) operating activities	$6.1	$(31.1)
Net cash provided by (used in) investing activities	(53.0)	64.2
Net cash provided by (used in) financing activities	(8.4)	111.6
Net increase (decrease) in cash, cash equivalents and restricted cash	$(55.3)	$144.7
Operating Activities. Operating activities provided cash of $6.1 million during the six months ended June 30, 2026 compared to using cash of $31.1 million during the same period in 2025. Cash flows from operations reflected the impact of the strong fuel crack spread and specialty products margin environment in the current year. This impact was partially offset by an increase in cash used to meet working capital requirements as our cash flows adjust to the increase in commodity prices.
Investing Activities. Investing activities used cash of $53.0 million during the six months ended June 30, 2026 compared to providing cash of $64.2 million during the same period in 2025. The change is related to the net proceeds received for the sale of the Royal Purple Industrial business in the prior year period. Cash expenditures for additions to property, plant and equipment in the current period were higher than the prior period, primarily due to the MaxSAF® 150 expansion project.
Financing Activities. Financing activities used cash of $8.4 million in the six months ended June 30, 2026 compared to providing cash of $111.6 million during the same period in 2025. The change is primarily due to the borrowings we received in the current year period from the 2031 Notes, which was offset by payments we made in the current period to repay the 2026 Notes and 2027 Notes and payments on the revolving credit agreement. Cash provided by financing activities in the prior period primarily consisted of borrowings we received from the DOE Loan and 2028 Mirror Issuance Notes, offset by the payments we made to repay outstanding borrowings under the revolving credit agreement, repurchase the equipment associated with the MRL Asset Financing Arrangements, repay the outstanding loans under the MRL Term Loan Credit Agreement and MRL Revolving Credit Agreement, repay the outstanding obligations under the MRL Supply and Offtake Agreement, and partially redeem the 2026 Notes.
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
The following table sets forth our capital improvement expenditures, replacement capital expenditures, environmental capital expenditures and turnaround capital expenditures in each of the periods shown, including capitalized interest (in millions):

	Six Months Ended June 30,
	2026	2025
Capital improvement expenditures	$29.2	$6.0
Replacement capital expenditures	22.3	23.2
Environmental capital expenditures	—	1.9
Turnaround capital expenditures	18.5	8.3
Total	$70.0	$39.4

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
Debt and Credit Facilities
As of June 30, 2026, our primary debt and credit instruments consisted of the following:
•$500.0 million senior secured revolving credit facility maturing in January 2031 (after giving effect to the amendments to our revolving credit facility (the “Credit Facility Amendments”)), subject to borrowing base limitations, with a maximum letter of credit sub-limit equal to $255.0 million, which amount may be increased to 90% of revolver commitments in effect with the consent of the Agent (as defined in the Credit Agreement) (“revolving credit facility”);
•$555.0 million of 9.75% Senior Notes due 2031 (“2031 Notes”);
•$200.0 million of 9.25% Senior Secured First Lien Notes due 2029 (“2029 Secured Notes”);
•$325.0 million of 9.75% Senior Notes due 2028 (“2028 Notes”);
•$100.0 million of 9.75% Senior Notes due 2028 (“2028 Mirror Issuance Notes”);
•$835.2 million of borrowings under our DOE Loan;
•$111.2 million of financing through our Shreveport terminal asset financing arrangement;
•$15.9 million of financing through our Montana terminal asset financing arrangement; and
•$138.8 million of financing through our Montana refinery asset financing arrangement.
We were in compliance with all covenants under the debt instruments in place as of June 30, 2026 and believe we have adequate liquidity to conduct our business.
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

The borrowing base on our credit facility increased from approximately $461.4 million as of June 30, 2025, to approximately $500.0 million at June 30, 2026. Our borrowing availability increased from approximately $188.6 million at June 30, 2025, to approximately $431.8 million at June 30, 2026. Total liquidity, consisting of unrestricted cash, restricted cash and available funds under our credit facility, increased from $379.2 million at June 30, 2025 to $581.6 million at June 30, 2026.
Inventory Financing
Refer to Note 5 — “Inventory Financing Agreements” in Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information regarding our Supply and Offtake Agreement.
Short-Term Liquidity
As of June 30, 2026, our principal sources of short-term liquidity were (i) $431.8 million of availability under our credit facility, (ii) an inventory financing agreement related to our Shreveport facility, (iii) $109.8 million of unrestricted cash on hand, and (iv) $40.0 million of restricted cash. Borrowings under our revolving credit facility can be used for, among other things, working capital, capital expenditures and other lawful partnership purposes including acquisitions. For additional information regarding our revolving credit facility, see Note 6 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report.
Long-Term Financing
In addition to our principal sources of short-term liquidity listed above, subject to market conditions, we may meet our cash requirements through the issuance of long-term notes or additional common shares.
From time to time, we issue long-term debt securities referred to as our senior notes. Our outstanding senior notes are unsecured obligations that rank equally with all of our other senior debt obligations to the extent they are unsecured. As of June 30, 2026, we had $325.0 million in 2028 Notes, $100.0 million in 2028 Mirror Issuance Notes, $200.0 million in 2029 Secured Notes, and $555.0 million in 2031 Notes outstanding. In addition, as of June 30, 2026, we had $835.2 million of debt outstanding for the DOE Loan, $111.2 million of other debt outstanding for the Shreveport terminal asset financing arrangement, $15.9 million of other debt outstanding for the Montana terminal asset financing arrangement, and $138.8 million of other debt outstanding for the Montana refinery asset financing arrangement. Borrowings under the DOE Loan are obligations of our unrestricted subsidiaries MRL and MRHL solely, and are non-recourse to the Company and its restricted subsidiaries.
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
Commodity Price Risk
Derivative Instruments
We are exposed to price risks due to fluctuations in the price of crude oil, refined products, renewable products, feedstocks, natural gas and precious metals. We use various strategies to reduce our exposure to commodity price risk. We do not attempt to eliminate all of our risk as the costs of such actions are believed to be too high in relation to the risk posed to our future cash flows, earnings and liquidity. The strategies we use to reduce our risk utilize both physical forward contracts and financially settled derivative instruments, such as swaps, collars, options and futures, to attempt to reduce our exposure with respect to:
•crude oil and renewable feedstock purchases and sales;
•refined and renewable fuel product sales and purchases;
•natural gas purchases;
•precious metals; and
•fluctuations in the value of crude oil between geographic regions and between the different types of crude oil such as NYMEX WTI, Light Louisiana Sweet, WCS, WTI Midland, Mixed Sweet Blend, Magellan East Houston and ICE Brent.
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
Interest Rate Risk
Our exposure to interest rate changes on fixed and variable rate debt is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. The following table provides information about the fair value of our fixed and variable rate debt obligations as of June 30, 2026 and December 31, 2025, which we disclose in Note 6 — “Long-Term Debt” and Note 8 — “Fair Value Measurements” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.”

	June 30, 2026		December 31, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
2026 Notes, 2027 Notes, 2028 Notes, 2028 Mirror Issuance Notes, 2029 Secured Notes and 2031 Notes	$1,225.8	$1,167.0	$1,083.7	$1,065.5
For our variable rate debt, if any, changes in interest rates generally do not impact the fair value of the debt instrument but may impact our future earnings and cash flows. We had a $500.0 million revolving credit facility as of June 30, 2026, with borrowings for the revolving credit facility bearing interest at the prime rate or SOFR, at our option, plus the applicable margin. We had $18.3 million of outstanding variable rate debt as of June 30, 2026 and $94.6 million of outstanding variable rate debt as of December 31, 2025. Holding other variables constant (such as debt levels), a 100 basis point change in interest rates on our variable rate debt as of June 30, 2026, would be expected to have an impact on Net income (loss) of approximately $0.2 million per year.
Foreign Currency Risk
We have minimal exposure to foreign currency risk and as such the cost of hedging this risk is viewed to be in excess of the benefit of further reductions in our exposure to foreign currency exchange rate fluctuations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c)Trading Plans
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

10.1*
Limited Conditional Waiver and Consent Agreement, dated as of June 30, 2026, among the United States Department of Energy, Montana Renewables, LLC, Montana Renewables Holdings LLC, Calumet, Inc., WPGG 14 United Aggregator, L.P. and Citibank, N.A., as collateral agent.

31.1*	Sarbanes-Oxley Section 302 certification of Todd Borgmann.

31.2*	Sarbanes-Oxley Section 302 certification of David Lunin.

32.1**	Section 1350 certification of Todd Borgmann and David Lunin.

100.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachments)
____________________________
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALUMET, INC.

Date: August 7, 2026	By:	/s/ David Lunin
David Lunin
Executive Vice President and Chief Financial Officer
(Authorized Person and Principal Financial Officer)