Form 10-Q
period 2026-09-30
Calumet, Inc. /DE
filed 2026-11-06
CIK 2013745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
Form 10-Q
______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐    No  ☒
On November 6, 2026, the registrant had 88,092,440 shares of common stock outstanding.

CALUMET, INC.
QUARTERLY REPORT
For the Three and Nine Months Ended September 30, 2026

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
References in this Quarterly Report to “Calumet,” the “Company,” “we,” “our,” “us” or like terms refer to Calumet, Inc. and its subsidiaries.

PART I
Item 1. Financial Statements
CALUMET, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(In millions, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$225.2	$125.1
Restricted cash	34.6	80.0
Accounts receivable, less allowance for credit losses of $2.1 and $1.1, respectively	466.0	232.5
Inventories	472.7	385.2
Derivative assets	—	6.7
Prepaid expenses and other current assets	42.0	28.3
Total current assets	1,240.5	857.8
Property, plant and equipment, net	1,297.5	1,353.0
Other noncurrent assets, net	456.2	478.1
Total assets	$2,994.2	$2,688.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$425.3	$281.5
Accrued interest payable	19.8	46.1
Accrued salaries, wages and benefits	133.1	84.6
Current portion of RINs obligation	303.4	169.3
Derivative liabilities	148.8	—
Other current liabilities	116.9	103.0
Current portion of long-term debt	19.3	156.2
Total current liabilities	1,166.6	840.7
Other long-term liabilities	278.1	258.0
Long-term debt, less current portion	2,152.7	2,077.3
Total liabilities	$3,597.4	$3,176.0
Commitments and contingencies
Redeemable noncontrolling interest and other equity instruments	$267.5	$245.6
Stockholders' equity:
Common stock: par value $0.01 per share, 700,000,000 shares authorized, and 88,079,064 and 86,776,552 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	$0.9	$0.9
Additional paid-in capital	864.5	838.8
Warrants: 2,000,000 warrants issued and outstanding as of December 31, 2025	—	7.8
Accumulated deficit	(1,729.9)	(1,573.4)
Accumulated other comprehensive loss	(6.2)	(6.8)
Total stockholders' equity	(870.7)	(732.7)
Total liabilities and stockholders' equity	$2,994.2	$2,688.9
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions, except share and per share data)

Sales	$1,682.9	$1,078.0	$4,157.7	$3,098.5
Cost of sales	1,139.7	704.3	3,683.6	2,849.8
Gross profit	543.2	373.7	474.1	248.7
Operating costs and expenses:
Selling	13.3	10.9	39.1	35.4
General and administrative	70.1	31.4	175.5	84.6
(Gain) loss on sale of business	—	6.4	—	(55.8)
Other operating expense	6.1	2.1	17.0	11.3
Operating profit	453.7	322.9	242.5	173.2

Other income (expense):
Interest expense	(50.8)	(53.6)	(153.9)	(165.0)
Debt extinguishment costs	(6.0)	0.5	(7.6)	(47.2)
Gain (loss) on derivative instruments	(153.2)	(1.5)	(294.6)	(4.4)
Other income (expense)	1.6	3.7	4.0	6.1
Total other income (expense)	(208.4)	(50.9)	(452.1)	(210.5)
Net income (loss) before income taxes	245.3	272.0	(209.6)	(37.3)
Income tax (benefit) expense	(28.0)	(41.4)	(70.0)	(40.8)
Net income (loss)	273.3	313.4	(139.6)	3.5
Less: Net income attributable to redeemable noncontrolling interest	16.9	—	16.9	—
Net income (loss) attributable to Calumet, Inc. common shareholders:	$256.4	$313.4	$(156.5)	$3.5

Earnings per share attributable to Calumet, Inc. common shareholders:
Basic and diluted	$2.91	$3.61	$(1.79)	$0.04
Weighted average number of common shares outstanding:
Basic and diluted	88,024,309	86,901,141	87,542,337	86,710,696
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net income (loss)	$273.3	$313.4	$(139.6)	$3.5
Other comprehensive income (loss):
Defined benefit pension and retiree health benefit plans	—	0.1	0.6	0.1
Total other comprehensive income (loss)	—	0.1	0.6	0.1
Comprehensive income (loss)	273.3	313.5	(139.0)	3.6
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interest	16.9	—	16.9	—
Comprehensive income (loss) attributable to Calumet, Inc. common shareholders:	$256.4	$313.5	$(155.9)	$3.6
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Common Shares	Shares Issued Par Value
		(In millions)
Balance at June 30, 2026	87,843,035	$0.9	$854.5	$—	$(1,986.3)	$(6.2)	$(1,137.1)
Other comprehensive income (loss)	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	273.3	—	273.3
Settlement of tax withholdings on equity-based incentive compensation	—	—	(4.6)	—	—	—	(4.6)
Settlement of restricted stock units	236,029	—	14.6	—	—	—	14.6
Net (income) attributable to redeemable noncontrolling interest	—	—	—	—	(16.9)	—	(16.9)
Balance at September 30, 2026	88,079,064	$0.9	$864.5	$—	$(1,729.9)	$(6.2)	$(870.7)

	Common Stock		Additional Paid-in Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Common Shares	Shares Issued Par Value
		(In millions)
Balance at December 31, 2025	86,776,552	$0.9	$838.8	$7.8	$(1,573.4)	$(6.8)	$(732.7)
Other comprehensive income (loss)	—	—	—	—	—	0.6	0.6
Net income (loss)	—	—	—	—	(139.6)	—	(139.6)
Settlement of tax withholdings on equity-based incentive compensation	—	—	(10.8)	—	—	—	(10.8)
Settlement of restricted stock units	535,525	—	28.7	—	—	—	28.7
Net (income) attributable to redeemable noncontrolling interest	—	—	—	—	(16.9)	—	(16.9)
Exercise of warrants	766,987	—	7.8	(7.8)	—	—	—
Balance at September 30, 2026	88,079,064	$0.9	$864.5	$—	$(1,729.9)	$(6.2)	$(870.7)

	Common Stock		Additional Paid-in Capital	Warrants	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Common Shares	Shares Issued Par Value
		(In millions)
Balance at June 30, 2025	86,659,413	$0.9	$837.5	$7.8	$(1,848.9)	$(7.0)	$(1,009.7)
Other comprehensive income (loss)	—	—	—	—	—	0.1	0.1
Net income (loss)	—	—	—	—	313.4	—	313.4
Settlement of tax withholdings on equity-based incentive compensation	—	—	—	—	—	—	—
Settlement of restricted stock units	92,816	—	0.9	—	—	—	0.9
Balance at September 30, 2025	86,752,229	$0.9	$838.4	$7.8	$(1,535.5)	$(6.9)	$(695.3)

	Common Stock					Accumulated Other Comprehensive Loss
	Common Shares	Shares Issued Par Value	Additional Paid-in Capital	Warrants	Accumulated Deficit		Total
		(In millions)
Balance at December 31, 2024	85,950,493	$0.9	$825.4	$7.8	$(1,539.0)	$(7.0)	$(711.9)
Other comprehensive income (loss)	—	—	—	—	$—	0.1	0.1
Net income (loss)	—	—	—	—	$3.5	—	3.5
Settlement of tax withholdings on equity-based incentive compensation	—	—	(6.5)	—	—	—	(6.5)
Settlement of restricted stock units	801,736	—	19.5	—	—	—	19.5
Balance at September 30, 2025	86,752,229	$0.9	$838.4	$7.8	$(1,535.5)	$(6.9)	$(695.3)
See accompanying notes to unaudited condensed consolidated financial statements.

CALUMET, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2026	2025
Operating activities	(In millions)
Net income (loss)	$(139.6)	$3.5
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	104.2	113.4
Amortization of turnaround costs	27.8	31.9
Non-cash interest expense	35.9	30.6
Debt extinguishment costs	7.6	45.3
RINs (benefit) expense	134.1	(112.4)
Unrealized (gain) loss on derivative instruments	207.5	(9.1)
Gain on sale of business	—	(55.8)
Equity based compensation	79.9	(11.0)
Lower of cost or market inventory adjustment	(29.4)	3.1
Other adjustments to reconcile net income (loss) to cash flow from operating activities	2.6	6.9
Changes in assets and liabilities
Accounts receivable	(234.6)	2.4
Inventories	(58.1)	13.1
Prepaid expenses and other current assets	3.8	3.0
Turnaround costs	(27.0)	(23.4)
Other assets	(5.5)	(12.3)
Accounts payable	151.8	(20.4)
Accrued interest payable	(29.0)	(16.5)
Accrued salaries, wages and benefits	(3.8)	2.0
Other taxes payable	3.4	2.6
Other liabilities	(7.0)	(4.5)
Net cash provided by (used in) operating activities	224.6	(7.6)
Investing activities
Additions to property, plant and equipment	(63.3)	(39.6)
Proceeds from sale of business, net	—	95.4
Other	(1.5)	—
Net cash provided by (used in) investing activities	(64.8)	55.8
Financing activities
Proceeds from borrowings — revolving credit facility	1,388.9	1,896.4
Repayments of borrowings — revolving credit facility	(1,483.5)	(2,015.4)
Proceeds from borrowings — MRL revolving credit agreement	—	26.6
Repayments of borrowings — MRL revolving credit agreement	—	(26.7)
Proceeds from borrowings — senior notes	557.7	100.0
Repayments of borrowings — senior notes	(551.8)	(230.0)
Proceeds from inventory financing	353.7	264.9
Payments on inventory financing	(340.3)	(306.4)
Proceeds from DOE Loan	34.0	781.8
Proceeds from asset financing arrangements	—	160.0
Payments on asset financing arrangements	(36.6)	(53.3)
Repayments of borrowings - MRL Asset Financing Arrangements	—	(396.1)
Repayments of borrowings - MRL Term Loan Credit Agreement	—	(86.0)
Debt issuance costs, debt discounts and premiums	(15.9)	(28.1)
Payments on other financing obligations	(11.3)	(7.2)
Net cash provided by (used in) financing activities	(105.1)	80.5
Net increase (decrease) in cash, cash equivalents and restricted cash	54.7	128.7
Cash, cash equivalents and restricted cash at beginning of period	205.1	45.9
Cash, cash equivalents and restricted cash at end of period	$259.8	$174.6
Supplemental disclosure of cash flow information
Interest paid, net of capitalized interest	$144.3	$150.9
Capital expenditures included in accounts payable	$6.0	$28.8
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
The unaudited condensed consolidated financial statements of the Company as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025, included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the U.S. have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal nature, unless otherwise disclosed. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“2025 Annual Report”).
2. Summary of Significant Accounting Policies
Reclassifications
Certain amounts in the prior year unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents and restricted cash include all highly liquid investments with a maturity of three months or less at the time of purchase. Cash and cash equivalents are deposited primarily in banking institutions with global operations. We believe we are not exposed to any significant credit risk related to cash and cash equivalents.
Restricted cash as of September 30, 2026 and December 31, 2025 represents cash that is restricted under the Department of Energy Loan Guarantee Agreement (the “DOE Loan”) because it is only available to make certain investments under the terms of the DOE Loan.
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
In August 2025, EPA issued new hardship determinations that (i) reaffirmed prior grants of the Company’s 2018 SREs, (ii) issued new decisions for program years 2019 through 2023, and (iii) issued decisions on the Company’s 2024 petitions. Under those decisions, the Company received full or partial relief for its Shreveport and Montana refineries for program years 2019 through 2024, which reduced the number of RINs required to be retired. In August 2026, EPA issued new hardship determinations for program year 2025. Under those decisions, the Company received full relief for its Shreveport and Montana specialty asphalt facility.
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
As of September 30, 2026 and December 31, 2025, the Company had a RINs Obligation recorded on the unaudited condensed consolidated balance sheets of $303.4 million and $169.3 million, respectively.
For the three and nine months ended September 30, 2026, the Company recorded a RINs benefit of $185.6 million and RINs expense of $109.7 million, respectively, in cost of sales in the unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2025, the Company recorded a RINs benefit of $333.3 million and a RINs benefit of $145.1 million, respectively, in cost of sales in the unaudited condensed consolidated statements of operations. The RINs benefits recognized in the current year quarter and the prior year periods were primarily due to the small refinery exemptions received during the third quarter of each respective year.

Sale of Assets Related to Industrial Portion of Royal Purple® Business
On February 28, 2025, the Company announced that it entered into a definitive agreement with a wholly owned subsidiary of Lubrication Engineers, Inc., a portfolio company of Aurora Capital Partners, to sell assets related to the industrial portion of its Royal Purple® business, for $110.0 million, subject to certain customary adjustments. The Company retained the consumer portion of the Royal Purple® business. At the closing of the transaction on March 31, 2025, the Company received cash proceeds of $96.9 million, with a remaining deferred payment of $1.5 million received in 2026, net of working capital adjustments and transaction related expenses. During 2025, the Company initially recorded a $62.2 million gain on the sale of business in the consolidated statements of operations, which was subsequently adjusted in the third quarter of 2025 to $55.8 million. The total consideration is final, and no additional post-closing adjustments or continuing obligations remain. The Company has recognized the gain on sale based on the finalized consideration, and no further changes to the recorded gain or loss are expected.
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

3. Inventories
The cost of inventory is recorded using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. In certain circumstances, the Company may decide not to replenish inventory for certain products or product lines during an interim period, in which case, the Company may record interim LIFO adjustments during that period. During the three and nine months ended September 30, 2026 and 2025, the Company recorded no activity (exclusive of lower of cost or market (“LCM”) adjustments) in cost of sales in the unaudited condensed consolidated statements of operations due to the permanent liquidation of inventory layers.
Costs include crude oil and other feedstocks, labor, processing costs, and refining overhead costs. Inventories are valued at the LCM value. The replacement cost of these inventories, based on current market values, would have been $160.4 million and $25.2 million higher than the carrying value of inventory as of September 30, 2026 and December 31, 2025, respectively.
Inventories consist of the following (in millions):

	September 30, 2026			December 31, 2025
	Titled Inventory	Supply and Offtake Agreements (1)	Total	Titled Inventory	Supply and Offtake Agreements (1)	Total
Raw materials	$94.9	$22.6	$117.5	$47.9	$19.6	$67.5
Work in process	93.0	26.0	119.0	73.6	27.8	101.4
Finished goods	180.6	55.6	236.2	164.2	52.1	216.3
	$368.5	$104.2	$472.7	$285.7	$99.5	$385.2
____________________________
(1)Amounts represent LIFO value and do not necessarily represent the value at which the inventory was sold. Refer to Note 5 — “Inventory Financing Agreements” for further information.
In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. In periods of rapidly declining prices, LIFO inventories may have to be written down to market value due to the higher costs assigned to LIFO layers in prior periods. During the three months ended September 30, 2026, the Company recorded a decrease in cost of sales in the unaudited condensed consolidated statements of operations for LCM of $7.6 million. During the three months ended September 30, 2025, the Company recorded an increase in cost of sales in the unaudited condensed consolidated statements of operations for LCM of $5.1 million. During the nine months ended September 30, 2026, the Company recorded a decrease in cost of sales in the unaudited condensed consolidated statements of operations for LCM of $29.4 million. During the nine months ended September 30, 2025, the Company recorded an increase in cost of sales in the unaudited condensed consolidated statements of operations for LCM of $3.1 million.

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
5. Inventory Financing Agreements
On January 17, 2024 (the “Effective Date”), the Company and J. Aron & Company LLC (“J Aron”) entered into a Monetization Master Agreement (the “Master Agreement”), a related Financing Agreement (the “Financing Agreement”) and a Supply and Offtake Agreement (together with the Master Agreement and the Financing Agreement, the “Shreveport Supply and Offtake Agreement”). Pursuant to the Shreveport Supply and Offtake Agreement, J. Aron agreed to, among other things, purchase from the Company, or extend to the Company, financial accommodations secured by crude oil and finished products located at the Company’s Shreveport facility on the Effective Date and from time to time, up to maximum volumes specified for crude oil and categories of finished products, subject to the Company’s repurchase obligations with respect thereto. On March 30, 2026, the Company entered into the Second Omnibus Amendment Agreement with J. Aron and the other parties thereto, to extend the expiration date of the Shreveport Supply and Offtake

Agreement to January 31, 2030. On September 11, 2026, the Company entered into the Fourth Amendment to the Master Agreement, which, among other things, increased the amount of permitted funding under the Shreveport Supply and Offtake Agreement.
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
As of September 30, 2026 and December 31, 2025, the net carrying value of the Shreveport Supply and Offtake Agreement obligation was $156.1 million and $91.1 million, respectively, which are included in other long-term liabilities on the Company’s condensed consolidated balance sheets. For the three months ended September 30, 2026 and 2025, the Company incurred an expense of $2.6 million and $2.9 million, respectively, for financing costs related to the Supply and Offtake Agreements, which are included in interest expense in the Company’s unaudited condensed consolidated statements of operations. For the nine months ended September 30, 2026 and 2025, the Company incurred an expense of $8.1 million and $9.9 million, respectively, for financing costs related to the Supply and Offtake Agreements, which are included in interest expense in the Company's unaudited condensed consolidated statements of operations.

6. Long-Term Debt
Long-term debt consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Senior secured revolving credit facility	$—	$94.6
9.75% Senior Notes due 2031	555.0	—
9.25% Senior Notes due 2029	200.0	200.0
9.75% Senior Notes due 2028	325.0	325.0
9.75% Senior Notes due 2028 - Mirror Issuance Notes	—	100.0
8.125% Senior Notes due 2027	—	325.0
11.00% Senior Notes due 2026	—	124.4
DOE Loan	879.6	815.4
Shreveport terminal asset financing arrangement	108.6	116.1
Montana terminal asset financing arrangement	—	22.5
Montana refinery asset financing arrangement	136.8	142.7
Finance lease obligations	0.8	1.9
Unamortized debt issuance costs (1)	(37.0)	(32.5)
Unamortized (discounts) and premium, net	3.2	(1.6)
Total debt	$2,172.0	$2,233.5
Less current portion of long-term debt	19.3	156.2
Total long-term debt	$2,152.7	$2,077.3
____________________________
(1)Deferred debt issuance costs are being amortized by the effective interest rate method over the lives of the related debt instruments. These amounts are net of accumulated amortization of $7.4 million and $23.2 million at September 30, 2026 and December 31, 2025, respectively.
Senior Secured Revolving Credit Facility
On January 23, 2026, the Company entered into the Ninth Amendment to the Third Amended and Restated Credit Agreement (the “Ninth Amendment”). The Ninth Amendment amended the Third Amended and Restated Credit Agreement, dated as of February 23, 2018 (the “Credit Agreement”), by and among Calumet GP, LLC, Calumet Specialty Products Partners, L.P., certain subsidiaries of the Company party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent. Among other changes, the Ninth Amendment modified the Credit Agreement to (i) extend the maturity date to January 23, 2031, (ii) provide for commitments of $500.0 million, subject to borrowing base limitations, (iii) revise certain covenants, representations and warranties, events of default and other terms to permit the Company or one or more of its subsidiaries to consummate one or more new inventory financing transactions, subject in each case to the Company’s satisfaction of certain customary conditions and (iv) provide for a reduction of commitments under the Credit Agreement from $500.0 million to $425.0 million if any such inventory financing transaction is consummated. On March 12, 2026, the Company entered into the Tenth Amendment to the Credit Agreement (the “Tenth Amendment”), which modified certain provisions of the Credit Agreement in connection with the issuance of the Company’s 9.75% Senior Notes due 2031.
On September 11, 2026, the Company entered into the Eleventh Amendment to the Third Amended and Restated Credit Agreement (the "Eleventh Amendment"). Among other changes, the Eleventh Amendment modified the Credit Agreement to provide for an increase in commitments from $500.0 million to $600.0 million, subject to borrowing base limitations.

The borrowing capacity at September 30, 2026, under the revolving credit facility was approximately $579.3 million. As of September 30, 2026, the Company had no outstanding borrowings under the revolving credit facility and outstanding standby letters of credit of $57.3 million, leaving approximately $522.0 million of availability.

The revolving credit facility contains various covenants that limit, among other things, the Company’s ability to: incur indebtedness; grant liens; dispose of certain assets; make certain acquisitions and investments; redeem or prepay other debt or make other restricted payments such as distributions to unit holders; enter into transactions with affiliates; and enter into a merger, consolidation or sale of assets. Further, the revolving credit facility contains one springing financial covenant which provides that only if the Company’s availability to borrow loans under the revolving credit facility falls below the greater of (i) 10% of the borrowing base then in effect and (ii) $35.0 million (which amount is subject to certain increases), then the Company will be required to maintain as of the end of each fiscal quarter a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.0 to 1.0. As of September 30, 2026, the Company was in compliance with all covenants under the revolving credit facility.
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
9.75% Senior Notes due 2028 (the “2028 Mirror Issuance Notes”)
On January 16, 2025, the Issuers issued and sold $100.0 million aggregate principal amount of a new series of 9.75% Senior Notes due 2028 in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act. The 2028 Mirror Issuance Notes were issued at a discount for net proceeds of approximately $96.0 million after deducting the initial purchasers’ discount and estimated offering expenses. The 2028 Mirror Issuance Notes bore interest at a fixed rate of 9.75% per annum and were originally scheduled to mature on July 15, 2028.
In July 2026, the Issuers redeemed all outstanding 2028 Mirror Issuance Notes prior to maturity. Accordingly, there were no 2028 Mirror Issuance Notes outstanding as of September 30, 2026.

8.125% Senior Notes due 2027 (the “2027 Notes”)
On January 20, 2022, the Issuers issued and sold $325.0 million in aggregate principal amount of 2027 Notes, in a private placement pursuant to Section 4(a)(2) of the Securities Act to eligible purchasers at par. The Company received net proceeds of $319.1 million after deducting the initial purchasers’ discount and offering expenses. The 2027 Notes bore interest at a fixed rate of 8.125% per annum and were originally scheduled to mature on July 15, 2027. In January 2026, the Issuers redeemed all outstanding 2027 Notes prior to maturity. Accordingly, there were no 2027 Notes outstanding as of September 30, 2026.
11.00% Senior Notes due 2026 (the “2026 Notes”)
On November 25, 2024, the Issuers completed a private exchange offer (the “Exchange Offer”) to certain eligible holders, pursuant to which approximately $354.4 million aggregate principal amount of the 2025 Notes were validly tendered by and accepted for exchange from eligible holders for consideration of approximately $354.4 million aggregate principal amount of newly issued 2026 Notes. The 2026 Notes bore interest at a fixed rate of 11.00% per annum and were originally scheduled to mature on April 15, 2026. The Issuers partially redeemed $150.0 million and $80.0 million on May 24, 2025 and August 12, 2025, respectively, plus accrued and unpaid interest up to but not including the respective redemption date. In January 2026, the Issuers redeemed all outstanding 2026 Notes prior to maturity. Accordingly, there were no 2026 Notes outstanding as of September 30, 2026.
The effective interest rate of all of the Issuers’ senior notes is consistent with the stated rates.
Senior Notes
The 2028 Notes, 2029 Secured Notes and 2031 Notes (collectively, the “Senior Notes”) are subject to certain automatic customary releases, including the sale, disposition, or transfer of capital stock or substantially all of the assets of a subsidiary guarantor, designation of a subsidiary guarantor as unrestricted in accordance with the applicable indenture, exercise of legal defeasance option or covenant defeasance option, liquidation or dissolution of the subsidiary guarantor and a subsidiary guarantor ceases to both guarantee other Partnership debt and to be an obligor under the revolving credit facility. The Partnership’s operating subsidiaries may not sell or otherwise dispose of all or substantially all of their properties or assets to, or consolidate with or merge into, another company if such a sale would cause a default under the indentures governing the Senior Notes.
The indentures governing the Senior Notes contain covenants that, among other things, restrict the Partnership’s ability and the ability of certain of the Partnership’s subsidiaries to: (i) sell assets; (ii) pay distributions on, redeem or repurchase the Partnership’s equity or redeem or repurchase its subordinated debt; (iii) make investments; (iv) incur or guarantee additional indebtedness or issue preferred equity; (v) create or incur certain liens; (vi) enter into agreements that restrict distributions or other payments from the Partnership’s restricted subsidiaries to the Partnership; (vii) consolidate, merge or transfer all or substantially all of the Partnership’s assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. At any time when the Senior Notes are rated investment grade by either Moody’s Investors Service, Inc. (“Moody’s”) or S&P Global Ratings (“S&P”) and no Default or Event of Default, each as defined in the indentures governing the Senior Notes, has occurred and is continuing, many of these covenants will be suspended. As of September 30, 2026, the Company and the Issuers were in compliance with all covenants under the indentures governing the Senior Notes.
U.S. Department of Energy Facility
On January 10, 2025, MRL and the U.S. Department of Energy (the “DOE”), as guarantor and loan servicer, executed a Loan Guarantee Agreement (the “DOE Loan”) for a $1.44 billion guaranteed loan facility to fund the construction and expansion of the renewable fuels facility owned by MRL. The loan guarantee is structured in two tranches, with the first tranche of approximately $781.8 million disbursed on February 18, 2025 (the “Funding Date”) to fund eligible expenses previously incurred by MRL. The DOE Loan provided the ability to draw additional tranches of up to approximately $658.0 million through a delayed draw construction facility. Borrowings under the DOE Loan are obligations of our unrestricted subsidiaries MRL and MRHL solely, and are non-recourse to the Company and its restricted subsidiaries. The first tranche of the DOE Loan bears interest at a fixed rate of 4.884% per annum and matures on December 31, 2039 when the balance of principal and accrued interest is due. As of September 30, 2026, the Company has capitalized $63.8 million of accrued interest into the principal balance of the DOE loan in accordance with the terms of the agreement which allows capitalization of up to $232.8 million of interest. Interest expense is calculated based on the total principal balance including any capitalized interest.
In connection with the funding of the first tranche under the DOE Loan, MRL terminated the MRL Asset Financing Arrangements, the MRL Term Loan Credit Agreement, the MRL Revolving Credit Agreement, and the MRL Supply and Offtake Agreement, using a portion of the proceeds to repurchase all associated equipment and repay each of the obligations.
Separately, the Company received $40.0 million of cash from Stonebriar Commercial Finance LLC (“Stonebriar”) on the Funding Date in satisfaction of the remaining conditions associated with the Montana Refinery Asset Financing Arrangement.
On August 28, 2026, MRL and the DOE entered into the First Amendment to the DOE Loan (the "First Amendment to DOE Loan"), which reduced the amount available under the second tranche from $658.0 million to $34.0 million, and modified certain conditions to future advances and other terms of the facility. The First Amendment to DOE Loan also revises certain liquidity, funding, construction and operating covenants, including eliminating the Base Cash Equity Reserve Account (the "BCERA) threshold requirement through December 31, 2026, and reducing such threshold to $20.0 million beginning January 1, 2027, compared to the original threshold of $80.0 million. The minimum required BCERA balance was further amended to increase to $30.0 million beginning March 31, 2027, and to $40.0 million beginning June 30, 2027. The Company received net proceeds of $31.6 million after deducting debt issuance costs. The second tranche of the DOE Loan bears interest at a fixed rate of 5.16% per annum and matures on December 31, 2039 when the balance of principal and accrued interest is due.

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

Montana Refinery Asset Financing Arrangement
On September 30, 2024, Calumet Montana Refining, LLC (“Calumet Montana”), a subsidiary of the Company, entered into a Master Lease Agreement (together with Equipment Schedule No. 1 thereto) with Stonebriar related to a sale and leaseback transaction (the “Montana Refinery Asset Financing Arrangement”). Pursuant to the Montana Refinery Asset Financing Arrangement, Calumet Montana sold to and leased back from Stonebriar certain equipment comprising the specialty asphalt facility located in Great Falls, Montana (the “Refinery Assets”), for a total purchase price of $150.0 million. Calumet Montana received $110.0 million of the total purchase price on September 30, 2024 and the remaining purchase price of $40.0 million on February 18, 2025 in connection with the funding of the first tranche of approximately $782 million under the DOE Loan.

The Company has recorded the Montana Refinery Asset Financing Arrangement as a financial liability in the unaudited condensed consolidated balance sheets.
MRL Asset Financing Arrangements
In connection with the funding of the first tranche under the DOE Loan, MRL terminated the MRL Asset Financing Arrangements and the Company recorded debt extinguishment costs of approximately $34.8 million during the nine months ended September 30, 2025.
MRL Term Loan Credit Agreement
In connection with the funding of the first tranche under the DOE Loan, MRL terminated the MRL Term Loan Credit Agreement and the Company recorded debt extinguishment costs of approximately $12.3 million during the nine months ended September 30, 2025.
Master Derivative Contracts
The Company’s payment obligations under all of the Company’s master derivatives contracts for commodity hedging generally are secured by a first priority lien on the Company’s real property, plant and equipment, fixtures, intellectual property, certain financial assets, certain investment property, commercial tort claims, chattel paper, documents, instruments and proceeds of the foregoing (including proceeds of hedge arrangements). The Company had no additional letters of credit or cash margin posted with any hedging counterparty as of September 30, 2026. The Company’s master derivatives contracts and Collateral Trust Agreement (as defined below) continue to impose a number of covenant limitations on the Company’s operating and financing activities, including limitations on liens on collateral, limitations on dispositions of collateral and collateral maintenance and insurance requirements.
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
Standby Letters of Credit
The Company has agreements with various financial institutions for standby letters of credit and other reserves. The standby letters of credit have been issued primarily to vendors. As of September 30, 2026 and December 31, 2025, the Company had outstanding standby letters of credit of $57.3 million and $75.2 million, respectively, under its senior secured revolving credit facility.

Maturities of Long-Term Debt
As of September 30, 2026, principal payments on debt obligations and future minimum rentals on finance lease obligations are as follows (in millions):

Year	Maturity
2026	$4.9
2027	20.3
2028	347.5
2029	257.2
2030	76.5
Thereafter	1,499.4
Total Principal Payments	$2,205.8
Unamortized debt issuance costs and debt (discounts) premiums, net	(33.8)
Total debt	$2,172.0
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
As of September 30, 2026 and December 31, 2025, the Company was obligated to repurchase crude oil and refined products from its counterparty at the termination of the Supply and Offtake Agreement. The Company has determined that the redemption feature on the initially recognized liability related to the Supply and Offtake Agreement is an embedded derivative indexed to commodity prices. As such, the Company has accounted for the embedded derivative at fair value with changes in the fair value, if any, recorded in gain (loss) on derivative instruments in the Company’s unaudited condensed consolidated statements of operations. Refer to Note 5 — “Inventory Financing Agreements" for additional information.
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
The following tables summarize the Company's gross fair values of its derivative instruments, presenting the impact of offsetting derivative assets and liabilities in the Company's unaudited condensed consolidated balance sheets (in millions):

		September 30, 2026			December 31, 2025
	Balance Sheet Location	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts of Assets Presented	Gross Amounts of Recognized Assets	Gross Amounts Offset	Net Amounts of Assets Presented
Derivative instruments not designated as hedges:
Specialty Products and Solutions segment:
Crack spread swaps	Derivative assets	$—	$—	$—	$6.7	$—	$6.7
Total derivative instruments		$—	$—	$—	$6.7	$—	$6.7

		September 30, 2026			December 31, 2025
	Balance Sheet Location	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts of Liabilities Presented	Gross Amounts of Recognized Liabilities	Gross Amounts Offset	Net Amounts of Liabilities Presented
Derivative instruments not designated as hedges:
Specialty Products and Solutions segment:
Inventory financing obligation	Other long-term liabilities	$(28.8)	$—	$(28.8)	$—	$23.1	$23.1
Crack spread swaps	Derivative liabilities / Other long-term liabilities	(154.8)	6.3	(148.5)	—	—	—
Montana/Renewables segment:
Crude oil basis swaps	Derivative liabilities / Other long-term liabilities	(0.4)	—	(0.4)	—	—	—
Total derivative instruments		$(184.0)	$6.3	$(177.7)	$—	$23.1	$23.1

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

Derivative Instruments Not Designated as Hedges
For derivative instruments not designated as hedges, the change in fair value of the asset or liability as well as the gain or loss at settlement for the period is recorded to gain (loss) on derivative instruments in the unaudited condensed consolidated statements of operations. The Company has entered into crack spread swaps and crude oil basis swaps that were not designated as cash flow hedges for accounting purposes. However, these instruments provide economic hedges of the purchases and sales of the Company’s natural gas, crude oil, gasoline and refined products.
The Company recorded the following gains (losses) in its unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 related to its derivative instruments not designated as hedges (in millions):

	Amount of Realized Gain (Loss) Recognized in Gain (Loss) on Derivative Instruments		Amount of Unrealized Gain (Loss) Recognized in Gain (Loss) on Derivative Instruments
	Three Months Ended September 30,		Three Months Ended September 30,
Type of Derivative	2026	2025	2026	2025
Specialty Products and Solutions segment:
Inventory financing obligation	$(13.7)	$(3.5)	$(29.9)	$2.0
Crack spread swaps	(25.7)	—	(83.5)	—
Montana/Renewables segment:
Inventory financing obligation	—	—	—	—
Crude oil basis swaps	—	—	(0.4)	—
Total	$(39.4)	$(3.5)	$(113.8)	$2.0

	Amount of Realized Gain (Loss) Recognized in Gain (Loss) on Derivative Instruments		Amount of Unrealized Gain (Loss) Recognized in Gain (Loss) on Derivative Instruments
	Nine Months Ended September 30,		Nine Months Ended September 30,
Type of Derivative	2026	2025	2026	2025
Specialty Products and Solutions segment:
Inventory financing obligation	$(32.6)	$(7.9)	$(52.0)	$9.1
Crack spread swaps	(54.5)	—	(155.1)	—
Montana/Renewables segment:
Inventory financing obligation	—	(5.6)	—	—
Crude oil basis swaps	—	—	(0.4)	—
Total	$(87.1)	$(13.5)	$(207.5)	$9.1
Derivative Positions
The Company enters into crack spread swaps sales contracts with counterparties to reduce its exposure to commodity price risk. The Company will also offset some of these sales contracts from time to time with crack spread purchase contracts to reposition its overall exposure to commodity price risk. At September 30, 2026, the Company had the following notional contract volumes related to outstanding derivative instruments:

		Notional Contract Volumes by Year of Maturity
	Total Outstanding Notional	2026	Unit of Measure
Derivative instruments not designated as hedges:
Crack spread swaps - sales	1,380,000	1,380,000	Barrels
Crack spread swaps - purchases	795,000	795,000	Barrels

		Notional Contract Volumes by Year of Maturity
	Total Outstanding Notional	2027	Unit of Measure
Derivative instruments not designated as hedges:
Crack spread swaps - sales	4,282,500	4,282,500	Barrels
Crude oil basis swaps - purchases	365,000	365,000	Barrels

		Notional Contract Volumes by Year of Maturity
	Total Outstanding Notional	2028	Unit of Measure
Derivative instruments not designated as hedges:
Crack spread swaps - sales	1,183,000	1,183,000	Barrels
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

Hierarchy of Recurring Fair Value Measurements
The Company’s recurring assets and liabilities measured at fair value were as follows (in millions):

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Derivative assets:
Crack spread swaps	$—	$—	$—	$—	$—	$—	$6.7	$6.7
Inventory financing obligation	—	—	—	—	—	—	23.1	23.1
Total derivative assets	—	—	—	—	—	—	29.8	29.8
Pension plan investments	3.2	21.4	—	24.6	3.3	22.9	—	26.2
Other	0.8	3.8	—	4.6	0.8	2.3	—	3.1
Total recurring assets at fair value	$4.0	$25.2	$—	$29.2	$4.1	$25.2	$29.8	$59.1
Liabilities:
Derivative liabilities:
Crack spread swaps	$—	$—	$(148.5)	$(148.5)	$—	$—	$—	$—
Crude oil basis swaps	—	—	(0.4)	(0.4)	—	—	—	—
Inventory financing obligation	—	—	(28.8)	(28.8)	—	—	—	—
Total derivative liabilities	—	—	(177.7)	(177.7)	—	—	—	—
Liability awards	(94.4)	—	—	(94.4)	(43.1)	—	—	(43.1)
Total recurring liabilities at fair value	$(94.4)	$—	$(177.7)	$(272.1)	$(43.1)	$—	$—	$(43.1)
The table below sets forth a summary of net changes in fair value of the Company’s Level 3 financial assets and liabilities (in millions):

	For the Nine Months Ended September 30,
	2026	2025
Fair value at January 1,	$29.8	$6.3
Realized loss on derivative instruments	(87.1)	(13.5)
Unrealized gain (loss) on derivative instruments	(207.5)	9.1
Settlements	87.1	12.4
Fair value at September 30,	$(177.7)	$14.3
Total gain (loss) included in net income (loss) attributable to changes in unrealized gain (loss) relating to financial assets and liabilities held as of September 30,	$(207.5)	$9.1
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

Debt
The estimated fair value of long-term debt at September 30, 2026 and December 31, 2025, consists primarily of senior notes. The estimated fair value of the Company’s 2026 Notes, 2027 Notes, 2028 Notes, 2028 Mirror Issuance Notes, 2029 Secured Notes, and 2031 Notes defined as Level 2 was based upon quoted prices for identical or similar liabilities in markets that are not active. The fair value of borrowings under the Company's senior secured revolving credit facility, DOE Loan, Shreveport terminal asset financing arrangement, Montana terminal asset financing arrangement, Montana refinery asset financing arrangement, and finance lease obligations is classified as Level 3 within the fair value hierarchy due to the absence of observable market quotations for these instruments. Fair value estimates for these obligations are based on valuation techniques that incorporate significant unobservable inputs, including assumptions regarding market interest rates for comparable debt instruments, credit spreads, remaining contractual terms and other factors specific to the underlying arrangements. The carrying value of these obligations is considered a reasonable approximation of fair value due to the variable-rate nature of the indebtedness or because the financing arrangements approximate market terms based on the Company's ability to borrow for similar arrangements at the time of valuation. Refer to Note 6, Long-Term Debt, for additional information regarding the Company's debt obligations.
The Company’s carrying value and estimated fair value of the Company’s Senior Notes, were as follows (in millions):

	September 30, 2026			December 31, 2025
	Level	Fair Value	Carrying Value	Fair Value	Carrying Value
2026 Notes, 2027 Notes, 2028 Notes, 2028 Mirror Issuance Notes, 2029 Secured Notes and 2031 Notes (1)	2	$1,122.7	$1,070.8	1,083.7	$1,065.5
____________________________
(1) As of September 30, 2026, the carrying value of the Company's Senior Notes included $12.5 million of unamortized debt issuance costs and $3.2 million of unamortized debt premium. As of December 31, 2025. the carrying value of the Company's Senior Notes included $7.2 million of unamortized debt issuance costs and $1.5 million of unamortized debt discounts.
9. Equity and Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in millions, except share and per share data) for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator for basic and diluted earnings per share attributable to Calumet, Inc. common shareholders:
Net income (loss) attributable to Calumet, Inc. common shareholders	$256.4	$313.4	$(156.5)	$3.5
Denominator for earnings per share:
Weighted average number of basic and diluted common shares outstanding	88,024,309	86,901,141	87,542,337	86,710,696
Earnings per share in net income (loss) attributable to Calumet, Inc. common shareholders:
Basic and diluted	$2.91	$3.61	$(1.79)	$0.04

Stock-based compensation expense (benefit) is included within general and administrative expense in the unaudited condensed consolidated statements of operations. For the three months ended September 30, 2026 and 2025, stock-based compensation expense totaled $38.0 million and $5.9 million of expense in each respective period. For the nine months ended September 30, 2026 and 2025, stock-based compensation expense totaled $83.4 million of expense and $7.4 million of benefit in each respective period. The increase was primarily driven by non-cash stock-based compensation expense resulting from the mark-to-market remeasurement of the Company's liability-classified equity awards, which are remeasured each period based on changes in the Company's stock price.
During the second quarter of 2026, all 2,000,000 warrants issued in connection with the Company's July 2024 C-Corp conversion were exercised. As a result, the Company reclassified approximately $7.8 million from warrant equity to common stock and additional paid-in capital. As of September 30, 2026, no warrants to purchase common stock of Calumet, Inc. were outstanding.
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

Reportable segment information for the three and nine months ended September 30, 2026 and 2025 is as follows (in millions):

Three Months Ended September 30, 2026	Specialty Products and Solutions	Performance Brands	Montana/ Renewables	Consolidated Total
Sales:
External customers	$1,071.2	$92.8	$518.9	$1,682.9
Inter-segment sales	13.2	—	—	13.2
Total sales	$1,084.4	$92.8	$518.9	$1,696.1
Inter-segment sales eliminations				(13.2)
Sales				$1,682.9

Cost of sales	$787.6	$74.3	$417.1
Other segment expenses	9.8	9.5	11.2
Other segment items (1)	25.7	(0.1)	5.2
Segment Adjusted EBITDA	$248.1	$9.1	$85.4	$342.6

Reconciling items to net income (loss):
Corporate expenses (2)				$20.6
Depreciation and amortization				45.2
LCM / LIFO (gain) loss				(7.6)
Interest expense				50.8
Debt extinguishment costs				6.0
Unrealized (gain) loss on derivatives				113.8
RINs incurrence (gain) expense				(106.8)
RINs mark-to-market (gain) loss				(69.9)
(Gain) loss on impairment and disposal of assets				0.1
Other				0.3
Equity-based compensation and other items				51.6
Income tax (benefit) expense				(28.0)
Noncontrolling interest adjustments				(6.8)
Net income (loss)				$273.3

Capital expenditures	$12.6	$0.1	$10.3
PP&E, net	$299.1	$27.2	$966.7

Three Months Ended September 30, 2025	Specialty Products and Solutions	Performance Brands	Montana/ Renewables	Consolidated Total
Sales:
External customers	$679.1	$79.7	$319.2	$1,078.0
Inter-segment sales	5.0	0.2	—	5.2
Total sales	$684.1	$79.9	$319.2	$1,083.2
Inter-segment sales eliminations				(5.2)
Sales				$1,078.0

Cost of sales	$589.4	$58.4	$324.8
Other segment expenses	9.1	8.2	1.8
Other segment items (1)	0.4	(0.1)	(1.6)
Segment Adjusted EBITDA	$80.2	$13.2	$(5.8)	$87.6

Reconciling items to net income (loss):
Corporate expenses (2)				$18.0
Depreciation and amortization				50.7
LCM / LIFO (gain) loss				5.1
Loss on sale of business				6.4
Interest expense				53.6
Debt extinguishment costs				(0.5)
Unrealized (gain) loss on derivatives				(2.0)
RINs incurrence (gain) expense				(303.1)
RINs mark-to-market (gain) loss				(20.8)
Other				(5.3)
Equity-based compensation and other items				9.5
Income tax (benefit) expense				(41.4)
Noncontrolling interest adjustments				4.0
Net income (loss)				$313.4

Capital expenditures	$21.4	$—	$2.1
PP&E, net	$333.0	$29.7	$994.6

Nine Months Ended September 30, 2026	Specialty Products and Solutions	Performance Brands	Montana/ Renewables	Consolidated Total
Sales:
External customers	$2,788.7	$285.3	$1,083.7	$4,157.7
Inter-segment sales	26.1	0.1	—	26.2
Total sales	$2,814.8	$285.4	$1,083.7	$4,183.9
Inter-segment sales eliminations				(26.2)
Sales				$4,157.7

Cost of sales	$2,250.1	$227.9	$969.2
Other segment expenses	29.3	29.6	31.2
Other segment items (1)	55.2	(0.3)	(0.4)
Segment Adjusted EBITDA	$454.1	$28.1	$83.7	$565.9

Reconciling items to net income (loss):
Corporate expenses (2)				$57.0
Depreciation and amortization				132.2
LCM / LIFO (gain) loss				(29.4)
Interest expense				153.9
Debt extinguishment costs				7.6
Unrealized (gain) loss on derivatives				207.5
RINs incurrence (gain) expense				(27.5)
RINs mark-to-market (gain) loss				161.6
(Gain) loss on impairment and disposal of assets				0.1
Other				1.0
Equity-based compensation and other items				116.0
Income tax (benefit) expense				(70.0)
Noncontrolling interest adjustments				(4.5)
Net income (loss)				$(139.6)

Capital expenditures	$27.4	$0.1	$62.8
PP&E, net	$299.1	$27.2	$966.7

Nine Months Ended September 30, 2025	Specialty Products and Solutions	Performance Brands	Montana/ Renewables	Consolidated Total
Sales:
External customers	$1,957.1	$242.5	$898.9	$3,098.5
Inter-segment sales	14.9	0.3	—	15.2
Total sales	$1,972.0	$242.8	$898.9	$3,113.7
Inter-segment sales eliminations				(15.2)
Sales				$3,098.5

Cost of sales	$1,726.8	$172.8	$914.6
Other segment expenses	26.6	27.4	25.4
Other segment items (1)	0.4	(0.2)	(16.6)
Segment Adjusted EBITDA	$203.3	$42.5	$(24.5)	$221.3

Reconciling items to net income (loss):
Corporate expenses (2)				$58.5
Depreciation and amortization				145.3
LCM / LIFO (gain) loss				3.1
(Gain) loss on sale of business				(55.8)
Interest expense				165.0
Debt extinguishment costs				47.2
Unrealized (gain) loss on derivatives				(9.1)
RINs incurrence (gain) expense				(257.4)
RINs mark-to-market (gain) loss				145.1
Other				2.1
Equity-based compensation and other items				6.1
Income tax (benefit) expense				(40.8)
Noncontrolling interest adjustments				8.5
Net income (loss)				$3.5

Capital expenditures	$47.8	$0.7	$13.9
PP&E, net	$333.0	$29.7	$994.6
____________________________
(1) Other segment items includes realized derivative gains and (losses), foreign currency gains and (losses), pension costs, and other ancillary income and (expenses).
(2) Corporate expenses represents corporate costs that are not allocated to the operating segments. Corporate expenses are included in the tables above to reconcile total Segment Adjusted EBITDA attributable to the Company’s consolidated net income (loss).

Geographic Information
International sales accounted for less than ten percent of consolidated sales in the three and nine months ended September 30, 2026 and 2025.
The Company offers specialty, fuels, renewable fuels and packaged products primarily in categories consisting of lubricating oils, solvents, waxes, gasoline, diesel, jet fuel, asphalt, heavy fuel oils, renewable fuels, high-performance branded products, and other specialty and fuels products.

The following table sets forth the major product category sales for each segment for the three months ended September 30, 2026 and 2025 (dollars in millions):

	Three Months Ended September 30,
	2026		2025

Specialty Products and Solutions:
Lubricating oils	$307.2	18.3%	$183.5	17.0%
Solvents	156.0	9.3%	97.7	9.1%
Waxes	50.0	3.0%	37.0	3.4%
Fuels, asphalt and other by-products	558.0	33.1%	360.9	33.5%
Total	$1,071.2	63.7%	$679.1	63.0%
Montana/Renewables:
Fuels, asphalt and other by-products	$193.5	11.5%	$114.8	10.6%
Renewable fuels	325.4	19.3%	204.4	19.0%
Total	$518.9	30.8%	$319.2	29.6%

Performance Brands:	$92.8	5.5%	$79.7	7.4%

Consolidated sales	$1,682.9	100.0%	$1,078.0	100.0%
The following table sets forth the major product category sales for each segment for the nine months ended September 30, 2026 and 2025 (dollars in millions):

	Nine Months Ended September 30,
	2026		2025

Specialty Products and Solutions:
Lubricating oils	$780.1	18.8%	$576.0	18.6%
Solvents	417.1	10.0%	303.9	9.8%
Waxes	130.6	3.1%	115.4	3.7%
Fuels, asphalt and other by-products	1,460.9	35.1%	961.8	31.0%
Total	$2,788.7	67.0%	$1,957.1	63.1%
Montana/Renewables:
Fuels, asphalt and other by-products	$432.9	10.4%	$320.1	10.4%
Renewable fuels	650.8	15.7%	578.8	18.7%
Total	$1,083.7	26.1%	$898.9	29.1%

Performance Brands:	$285.3	6.9%	$242.5	7.8%

Consolidated sales	$4,157.7	100.0%	$3,098.5	100.0%
Major Customers
During the three months ended September 30, 2026, the Company had sales of approximately $176.1 million to one customer in the Montana/Renewables segment, which represented 10% or greater of consolidated sales. During the nine months ended September 30, 2026, the Company had no customer that represented 10% or greater of consolidated sales. During the three and nine months ended September 30, 2025, the Company had no customer that represented 10% or greater of consolidated sales.

Major Suppliers
During the three months ended September 30, 2026, the Company had three suppliers that supplied approximately 83.2% of its crude oil supply. During the nine months ended September 30, 2026, the Company had four suppliers that supplied approximately 88.4% of its crude oil supply. During the three and nine months ended September 30, 2025, the Company had four suppliers that supplied approximately 88.0% and 88.2% of its crude oil supply, respectively.
11. Income Taxes
Calumet, Inc. is a corporation and is subject to U.S. federal and state income taxes. Income taxes are accounted for under the asset and liability method. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts and income tax basis of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards, using enacted tax rates in effect for the taxing jurisdiction in which the Company operates for the year in which those temporary differences are expected to be recovered or settled. The Company recognizes the financial statement effects of a tax position when it is more likely than not, based on technical merits, that the position will be sustained upon examination. Net deferred tax assets are then reduced by a valuation allowance if the Company believes it is more likely than not such net deferred tax assets will not be realized. The Company assessed the realizability of the deferred tax assets (“DTAs”) and concluded that a full valuation allowance for the net DTAs is deemed appropriate as the DTAs, except for as described below, were not more likely than not to be realized under relevant accounting standards.
Prior to the quarter ended September 30, 2025, the Company maintained a full valuation allowance on its CFPCs. As a result of the successful monetization of its CFPCs during 2025 through third-party sales under Section 6418 of the Internal Revenue Code, the Company obtained sufficient positive evidence to support the realization of certain deferred tax assets that were previously subject to a valuation allowance. Accordingly, the Company released a portion of the valuation allowance related to those deferred tax assets.
Sale of Transferable Tax Credits

For the nine months ended September 30, 2026, the Company sold $72.6 million in transferable non-refundable tax credits. For the nine months ended September 30, 2025, the Company sold $25.0 million in transferable non-refundable tax credits.The Company does not expect any material recapture risk associated with the credits sold, and no contingent liabilities have been recorded as of the reporting dates.

Income Tax Expense
Historically, we have calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full year to income (loss) for the interim period. For the nine months ended September 30, 2026, we concluded that we could not calculate a reliable estimate of our annual effective tax rate due to inability to forecast the impacts of various mark-to-market items and their impact on our business and results of operations. Accordingly, we computed the effective tax rate for the three and nine month periods ending September 30, 2026 using actual results. Income tax benefit for the three and nine months ended September 30, 2026 was $28.0 million and $70.0 million, respectively. Income tax benefit for the three and nine months ended September 30, 2025 was $41.4 million and $40.8 million, respectively. The effective tax rate for the three and nine months ended September 30, 2026, was a benefit of 11.4% and 33.4%, respectively. The effective tax rate for the three and nine months ended September 30, 2025, was a benefit of 15.2% and 109.4%, respectively.

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
We have evaluated the effects of the legislation on our financial position, results of operations and liquidity in the future; the effects of OBBB does not have a material impact on our financial position, results of operations and liquidity in 2026.
12. Unrestricted Subsidiaries
As defined in the indentures governing the Company’s outstanding senior notes, an unrestricted subsidiary means MRHL, MRL and any other subsidiary of the Company, other than Calumet Finance Corp., that is designated by the Company as an unrestricted subsidiary, but only to the extent that such subsidiary:
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

As of September 30, 2026 and December 31, 2025, respectively, MRHL and MRL were the only unrestricted subsidiaries of the Company. In accordance with the indentures governing the Company’s outstanding senior notes, the following tables set forth certain financial information of (i) the Company and its restricted subsidiaries, on a combined basis, (ii) the Company’s unrestricted subsidiaries, on a combined basis, and (iii) the Company and its subsidiaries, on a consolidated basis, in each case, as of September 30, 2026 and December 31, 2025, respectively (dollars in millions):

September 30, 2026	Parent Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated Total

Cash and cash equivalents	$55.0	$170.2	$—	$225.2
Restricted cash	$—	$34.6	$—	$34.6
Accounts receivable, net:	$401.9	$64.1	$—	$466.0
Inventory	$404.4	$68.3	$—	$472.7
Prepaid expenses and other current assets	$36.6	$5.4	$—	$42.0
Property, plant and equipment, net	$601.1	$696.4	$—	$1,297.5
Other noncurrent assets, net	$421.3	$34.9	$—	$456.2
Accounts payable	$405.9	$43.6	$(24.2)	$425.3
Other current liabilities	$109.6	$7.3	$—	$116.9
Current portion of long-term debt	$19.1	$0.2	$—	$19.3
Other long-term liabilities	$274.3	$3.8	$—	$278.1
Long-term debt, less current portion	$1,294.2	$858.5	$—	$2,152.7
Long-term financing instruments - related parties	$—	$394.9	$(394.9)	$—
Redeemable noncontrolling interest and other equity instruments	$—	$267.5	$—	$267.5
Stockholders' equity	$(211.9)	$(501.9)	$(156.9)	$(870.7)

December 31, 2025	Parent Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Eliminations	Consolidated Total
Cash and cash equivalents	$7.6	$117.5	$—	$125.1
Restricted cash	$—	$80.0	$—	$80.0
Accounts receivable - trade	$206.4	$18.0	$—	$224.4
Inventory	$341.0	$44.2	$—	$385.2
Prepaid expenses and other current assets	$21.5	$6.8	$—	$28.3
Property, plant and equipment, net	$637.7	$715.3	$—	$1,353.0
Operating lease right-of-use assets	$216.9	$7.3	$—	$224.2
Other noncurrent assets, net	$92.7	$12.0	$—	$104.7
Accounts payable	$236.3	$344.9	$(299.7)	$281.5
Other taxes payable	$15.5	$2.2	$—	$17.7
Other current liabilities	$16.1	$5.0	$—	$21.1
Current portion of operating lease liabilities	$61.9	$2.3	$—	$64.2
Current portion of long-term debt	$156.1	$0.1	$—	$156.2
Long-term operating lease liabilities	$156.4	$5.0	$—	$161.4
Long-term debt, less current portion	$1,281.4	$893.7	$(97.8)	$2,077.3
Redeemable noncontrolling interest	$—	$245.6	$—	$245.6
Stockholders' equity	$(78.6)	$(497.2)	$(156.9)	$(732.7)

In connection with the execution of the First Amendment of the DOE Loan (see Note 6 — 'Long-Term Debt') , the Company converted $293.1 million of trade payables due from the Unrestricted Group to financing instruments subordinated to the DOE Loan.
The following table sets forth certain financial information of the Company’s unrestricted subsidiaries, on a combined basis, for the periods presented (in millions):

	Three Months Ended September 30,
	2026			2025
	Restricted	Unrestricted	Consolidated	Restricted	Unrestricted	Consolidated

Sales	$1,318.6	$364.3	$1,682.9	$873.7	$204.3	$1,078.0
Cost of sales	820.1	319.6	1,139.7	458.5	245.8	704.3
Gross profit (loss)	498.5	44.7	543.2	415.2	(41.5)	373.7
Operating costs and expenses:
Selling	13.3	—	13.3	10.9	—	10.9
General and administrative	62.9	7.2	70.1	29.2	2.2	31.4
(Gain) loss on sale of business	—	—	—	6.4	—	6.4
Other operating expense	4.1	2.0	6.1	0.4	1.7	2.1
Operating profit (loss)	418.2	35.5	453.7	368.3	(45.4)	322.9

Other income (expense):
Interest expense	(30.4)	(20.4)	(50.8)	(34.8)	(18.8)	(53.6)
Debt extinguishment costs	(6.0)	—	(6.0)	0.4	0.1	0.5
(Gain) loss on derivative instruments	(153.2)	—	(153.2)	(1.5)	—	(1.5)
Other income (expense)	0.4	1.2	1.6	2.1	1.6	3.7
Total other income (expense)	(189.2)	(19.2)	(208.4)	(33.8)	(17.1)	(50.9)
Net income (loss) before income taxes	229.0	16.3	245.3	334.5	(62.5)	272.0
Income tax (benefit) expense	0.6	(28.6)	(28.0)	(1.3)	(40.1)	(41.4)
Net income (loss)	$228.4	$44.9	$273.3	$335.8	$(22.4)	$313.4
Less: Net income attributable to redeemable noncontrolling interest	—	16.9	16.9	—	—	—
Net income (loss) attributable to Calumet, Inc. common shareholders:	$228.4	$28.0	$256.4	$335.8	$(22.4)	$313.4

	Nine Months Ended September 30,
	2026			2025
	Restricted	Unrestricted	Consolidated	Restricted	Unrestricted	Consolidated

Sales	$3,442.8	$714.9	$4,157.7	$2,519.7	$578.8	$3,098.5
Cost of sales	2,987.2	696.4	3,683.6	2,177.6	672.2	2,849.8
Gross profit (loss)	455.6	18.5	474.1	342.1	(93.4)	248.7
Operating costs and expenses:
Selling	39.1	—	39.1	35.4	—	35.4
General and administrative	155.1	20.4	175.5	63.9	20.7	84.6
Gain on sale of business	—	—	—	(55.8)	—	(55.8)
Other operating expense	11.3	5.7	17.0	7.7	3.6	11.3
Operating profit (loss)	250.1	(7.6)	242.5	290.9	(117.7)	173.2

Other income (expense):
Interest expense	(97.0)	(56.9)	(153.9)	(103.3)	(61.7)	(165.0)
Debt extinguishment costs	(7.6)	—	(7.6)	0.3	(47.5)	(47.2)
(Gain) loss on derivative instruments	(294.6)	—	(294.6)	1.2	(5.6)	(4.4)
Other income (expense)	0.5	3.5	4.0	1.8	4.3	6.1
Total other income (expense)	(398.7)	(53.4)	(452.1)	(100.0)	(110.5)	(210.5)
Net income (loss) before income taxes	(148.6)	(61.0)	(209.6)	190.9	(228.2)	(37.3)
Income tax (benefit) expense	3.1	(73.1)	(70.0)	(0.7)	(40.1)	(40.8)
Net income (loss)	$(151.7)	$12.1	$(139.6)	$191.6	$(188.1)	$3.5
Less: Net income attributable to redeemable noncontrolling interest	—	16.9	16.9	—	—	—
Net income (loss) attributable to Calumet, Inc. common shareholders:	$(151.7)	$(4.8)	$(156.5)	$191.6	$(188.1)	$3.5
13. Redeemable Noncontrolling Interest
On August 5, 2022 (the “Closing Date”), MRHL issued and sold 12,500,000 preferred units (“Preferred Units”) in MRHL to an affiliate of Warburg Pincus LLC for $250.0 million for an immediate cash payment of $200.0 million and the agreement to pay the remaining $50.0 million in cash not later than October 3, 2022 (the “Deferred Purchase Price”) in exchange for a noncontrolling interest (“Percentage Interest”) of 14.2% in MRHL. The Company received the cash payment for the Deferred Purchase Price on October 3, 2022. In connection with the closing of the DOE Loan, the Company contributed additional capital in MRHL, which reduced Warburg Pincus LLC's Percentage Interest to approximately 13.2% in MRHL. The Preferred Units are not interest bearing and carry certain minimum return thresholds.
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
Earnings Allocation and Distributions

Earnings of MRHL are attributed to the redeemable noncontrolling interest based on the contractual economic participation rights of the Preferred Units. Until the Preferred Return has been satisfied, the Company attributes 37.5% of MRHL's net income in any quarter in which MRHL generates net income, on a discrete quarterly basis with no offset for losses in subsequent quarters. Once the Preferred Return has been satisfied, net income will be attributed based on the Members' respective Percentage Interests. Distributions to Preferred Unit holders are recorded separately as reductions of the redeemable noncontrolling interest carrying amount. No distributions were made or declared for the three or nine months ended September 30, 2026 and 2025, respectively. For the three and nine months ended September 30, 2026, the Company attributed $16.9 million of MRHL's net income to the redeemable noncontrolling interest.

The following table shows the change in the carrying value of redeemable noncontrolling interest in MRHL.

Three Months Ended September 30, 2026
Balance at June 30, 2026	$245.6
Net income attributable to redeemable noncontrolling interest	16.9
Balance at September 30, 2026	$262.5

Nine Months Ended September 30, 2026
Balance at December 31, 2025	$245.6
Net income attributable to redeemable noncontrolling interest	16.9
Balance at September 30, 2026	$262.5

MRHL generated net losses for the first two quarters of 2026 and as a result, no income was allocated to the redeemable non-controlling interest for the first two quarters.

14. Subsequent Events
On October 25, 2026, the Company's wholly owned subsidiaries, Calumet Specialty Products Partners, L.P. (the "Partnership") and Calumet Finance Corp.(together with the Partnership, the "Issuers"), redeemed $150.0 million of the outstanding 9.75% Senior Notes due 2028 that were originally issued in June 2023, at a cash redemption price of 102.438% of the principal amount, plus accrued and unpaid interest up to but not including the redemption date.
On November 4, 2026, the Company entered into agreements with Warburg Pincus, LLC to amend certain terms of its investment in MRHL. The agreements provide for, among other things, replaced the existing preferred units with new preferred units and warrants for Warburg Pincus to acquire up to 8.0% ownership interest in MRHL, exercisable above a

$750 million common equity value, and an increase in the preferred return from 8.0% to 11.5%. In connection with receiving the warrants, Warburg Pincus relinquished its 13.17% common equity interest in MRHL. Refer to Note 13 — “Redeemable Noncontrolling Interest” for additional information. The agreements also provide for a long-term intercompany lease between Montana Renewables, LLC, an unrestricted subsidiary and Calumet Montana Refining, LLC, a restricted subsidiary, related to certain assets supporting the MaxSAF® expansion. The Company is evaluating the accounting effects of these agreements, and an estimate of the financial statement effects cannot currently be made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The historical unaudited condensed consolidated financial statements included in this Quarterly Report reflect all of the assets, liabilities and results of operations of Calumet, Inc. (“Calumet,” the “Company,” “we,” “our,” or “us”). The following discussion analyzes the financial condition and results of operations of the Company for the three and nine months ended September 30, 2026. Stockholders should read the following discussion and analysis of our financial condition and results of operations in conjunction with our 2025 Annual Report and our historical unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report.
Overview
We manufacture, formulate and market a diversified slate of specialty branded products and renewable fuels to customers across a broad range of consumer-facing and industrial markets. We are headquartered in Indianapolis, Indiana and operate twelve facilities throughout North America.
Our operations are managed using the following reportable segments: Specialty Products and Solutions; Performance Brands; and Montana/Renewables. For additional information, see Note 10 — “Segments and Related Information” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.” In our Specialty Products and Solutions segment, we manufacture and market a wide variety of solvents, waxes, customized lubricating oils, white oils, petrolatums, gels, esters, fuels and other products. Our specialty products are sold to domestic and international customers who purchase them primarily as raw material components for consumer-facing and industrial products. In our Performance Brands segment, we blend, package and market high performance products through our Royal Purple, Bel-Ray, and TruFuel brands. Our Montana/Renewables segment is comprised of two facilities located in Great Falls, Montana — renewable fuels and specialty asphalt. At our renewable fuels facility, we process a variety of geographically advantaged renewable feedstocks into renewable diesel, sustainable aviation fuel, renewable hydrogen, renewable natural gas, renewable propane, and renewable naphtha that are distributed into renewable markets in the western half of North America. At our specialty asphalt facility, we process Canadian crude oil into conventional gasoline, diesel, jet fuel and specialty grades of asphalt, with production sized to serve local markets.
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

On July 31, 2026, we completed early termination and repayment of our Montana terminal asset financing arrangement for approximately $15.5 million.

On October 25, 2026, we redeemed $150.0 million of the outstanding 9.75% Senior Notes due 2028 that were originally issued in June 2023, at a cash redemption price of 102.438% of the principal amount, plus accrued and unpaid interest to but not including the redemption date. The Company remains focused on strong operations and continued use of cash from operations to pay down debt in future periods.
Upsized Senior Secured Revolving Credit Facility
On September 11, 2026, the Company entered into the Eleventh Amendment to the Third Amended and Restated Credit Agreement (the "Eleventh Amendment"). The Eleventh Amendment modified the Credit Agreement to provide for an increase in commitments from $500.0 million to $600.0 million, subject to borrowing base limitations as well as other changes. Refer to Note 6 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.

First Amendment to Loan Guarantee Agreement and CMR Lease
On August 28, 2026, MRL and the DOE entered into the First Amendment to the existing Loan Guarantee Agreement ("First Amendment to DOE Loan", "DOE Loan") The First Amendment to DOE Loan changes the nature of the expansion project of MRL's renewable fuels facility in Great Falls, Montana from a large new-build project to a project that is primarily repurposing existing equipment previously in crude oil service. Further, instead of a longer-term, large-scale project, the project is now structured as a series of smaller, defined scopes of work. Due to the more capital efficient nature of the revised project, the Company and DOE reduced the maximum principal amount under the DOE Loan to $815.8 million. The Company received proceeds of $34.0 million upon completion of the First Amendment to DOE Loan. Refer to Note 6 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.

On November 4, 2026, Calumet Montana Refining, LLC ("CMR"), a restricted subsidiary of the Company, entered into a long-term lease agreement with MRL for certain CMR assets to be used in the MaxSAF® expansion, including a hydrotreater, hydrogen plant, naphtha splitter, and equipment to recover renewable propane. The lease is expected to provide CMR and the Restricted Group with approximately $30.0 million of annual lease income from the Unrestricted Group, subject to certain adjustments. The leased assets will enable MRL to increase SAF production volume, capture renewable propane, reduce naphtha yield, and increase total throughput, while CMR will continue to operate its specialty asphalt production facility in a new configuration following the asset lease. The completion of this lease provides MRL's renewables facility with a more capital efficient expansion approach in support of the First Amendment to the DOE Loan discussed above.

EPA Small Refinery Exemption for 2025 Compliance Year

On August 31, 2026, the EPA notified the Company that we were successful in receiving full exemptions on two small refinery exemption petitions filed by the Company for the 2025 compliance year. The Company's balance sheet liability accrual was reduced by approximately 71 million RINs, which were valued at approximately $170.5 million as of June 30, 2026. The remaining RIN balance sheet liability of approximately 129 million RINs were valued at approximately $309.7 million as of June 30, 2026 include the 2022-24 partial exemptions, which remain under discussion with the EPA. In addition, the partial exemptions are under judicial review, along with legal challenges brought by other industry participants.

Crack Spread Swaps Sales Contracts
As of October 31, 2026, we had the following notional contracts related to outstanding crack spread swap contracts, which are derivative instruments not designated as hedges. Periodically, the Company may enter into an offsetting position to effectively close out its exposure under an existing contract as it approaches expiration.

Period of Maturity	Total Outstanding Notional Volumes 2-1-1 Crack Spread Swap Sales (bpd)	Avg. Strike Price ($/bbl) for 2-1-1 Crack Spread Swap Sales Based on CBOB
4Q 2026	15,000	$20.70
1Q 2027	21,000	$37.77
2Q 2027	16,000	$35.53
3Q 2027	16,000	$34.84
4Q 2027	16,000	$33.87
1Q 2028	15,000	$30.01
2Q 2028	8,000	$33.12
3Q 2028	5,000	$33.33
4Q 2028	5,000	$33.33

See Note 7 — “Derivatives” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information related to the Company’s derivatives.

Update Regarding Renewable Volume Obligation
On March 27, 2026, EPA announced a final rule to establish required Renewable Fuel Standard Volumes and percentage standards for 2026 and 2027. The EPA’s updated Renewable Volume Obligations (“RVOs”) establish total demand of 26.81 billion RINs and 27.02 billion RINs for 2026 and 2027, respectively, providing a historic level of annualized support for the biofuels industry. The 2026 and 2027 volumes include some earlier renewable fuel volumes previously waived through small refinery exemptions (“SREs”) across the 2023–2025 compliance periods. These actions are expected to improve biobased diesel industry margins and industry utilization, and attract currently idled higher-cost biodiesel producers to re-enter the market in order to meet mandated demand. The RVO framework is aligned with a broader national focus on domestic energy security. The EPA has also proposed that beginning in 2028, foreign source renewable fuels and feedstocks will receive only half the RFS compliance value of American-made products, materially enhancing the competitive position of domestic producers. Against this favorable regulatory backdrop, MRL’s strategic location and proximity to domestic customers and suppliers and the fourth quarter expansion project position the Company for strong performance in the fourth quarter of 2026, continued momentum into 2027, and a sustained long-term competitive advantage.
Third Quarter 2026 Update
Outlook and Trends
We believe the business is positioned to deliver outsize performance, supported by fundamentally tighter global market conditions across refined fuels and specialty products. Our diversified customer base, resilient specialty portfolio, and multi-year capital investments into enhanced operational reliability position us to capitalize on the current margin environment. Global refined product markets tightened materially in response to conflict in the Middle East resulting in significantly elevated margin levels compared to historical averages. These levels enabled the Company to generate significant cash flow in the third quarter of 2026, and we expect these market conditions to persist in the medium term. Benchmark crack spreads have reached record levels amid the overlapping impacts of idled or offline Middle Eastern and Russian refining capacity and historically low U.S. refined product inventory levels. Because substantially all of our crude supply is sourced from North America, our supply chain is comparatively insulated from the seaborne disruptions affecting global markets. Similar dynamics are at play within our specialty products portfolio. With a significant portion of global Group III base oils supply trapped within the Persian gulf or having been removed from the market, we are experiencing increased demand as consumers substitute into Group I and Group II base oils where possible. The durability and magnitude of these conditions remain uncertain, and depend significantly on the recovery of shipping flows through the Strait of Hormuz.
Our Specialty Products and Solutions segment continues to benefit from an attractive margin environment across both specialty and commodity products. Fourth quarter results are expected to reflect reduced production volumes at our Shreveport facility due to a planned turnaround in October. In advance of the turnaround, we built inventory and secured external base oil supply to support customer demand during the planned outage. In our Performance Brands segment, rising input costs and constrained supply of Group III base oil and synthetic feedstocks continued to compress margins in the third quarter; with recent price increases in place, we expect margins to expand as input costs stabilize. Demand for our products in these businesses remained strong and we continue to leverage the benefits of our fully integrated specialty business in this market. We expect the current margin environment for both specialty products and fuel-based products to continue to be volatile, and above historical industry margins in the near-term due to the global conflict impacting feedstock pricing.
In our Montana/Renewables segment, we believe long-term demand for renewable fuel products will continue to grow supported by Federal, State, Provincial and local governmental mandates and incentives that have been enacted or announced in North America and globally. Collectively, these policies focus on domestic fuel security, strategic alignment with the agricultural industry as a source of renewable feedstocks, sustainability initiatives, transportation fuel cleanliness including ongoing reduction in particulates, and expansion of both voluntary and mandatory corporate decarbonization targets, particularly for hard-to-abate sectors including the global aviation industry. We believe that our advantage as a first-mover in sustainable aviation fuels market positions us as a preferred supplier to our potential offtake partners’ SAF strategies. The start-up of our MaxSAF® project allows us to shift our renewable product mix toward more SAF production which has historically realized higher pricing relative to renewable diesel, and we expect this change in product mix to support improved margin realizations immediately and long-term. Our margins in 2026 continue to be significantly above the prior year and have continued early on in the fourth quarter of 2026.

Montana Renewables continues to achieve its operational cost targets, while demonstrating success in monetizing Section 45Z CFPCs. Production volumes recovered following the completion of the MaxSAF® expansion and turnaround in the second quarter of 2026. Our overall enhanced operational performance reflects our focus on operational excellence since we completed commissioning in 2023.
We recently announced plans to significantly expand our SAF capacity by repurposing proven, installed refining equipment from the adjacent Montana specialty asphalt facility. Through this expansion, Montana Renewables expects to reach approximately 200 million gallons of annual SAF production and 17,000 barrels per day of total product sales by year-end 2028. The centerpiece of the revised plan is the redeployment of selected Montana specialty asphalt facility assets — a hydrotreater, hydrogen plant, and naphtha splitter — to Montana Renewables under a long-term lease. The tied-in hydrotreater creates a proprietary dual reactor system that runs in a “polishing” service rather than the industry-standard “cracking” service, delivering competitively advantaged SAF yields while lowering by-product production and reducing yield loss. Several additional modular components, including a third renewable fuels reactor currently offsite, provide the ability to expand capacity beyond 200 million gallons over time. The tie-in of the Montana specialty asphalt facility assets begins in November 2026.
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
Financial Results
We reported net income of $273.3 million in the third quarter 2026 versus net income of $313.4 million in the third quarter 2025. Net income in the third quarter of 2026 was significantly impacted by the following non-cash items:
•$113.8 million unrealized loss on derivatives; and
•$176.7 million benefit for non-cash RINs related items.

Net income in the third quarter of 2025 was significantly impacted by the following non-cash items:

•$323.9 million benefit for non-cash RINs related items.

We reported Adjusted EBITDA with Tax Attributes of $347.2 million in the third quarter 2026 versus $92.5 million in the third quarter 2025. We generated cash from operating activities of $218.5 million in the third quarter 2026 versus generating cash from operating activities of $23.5 million in the third quarter of 2025.
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
Specialty Products and Solutions segment Adjusted EBITDA was $248.1 million in the third quarter 2026 versus $80.2 million in the third quarter 2025. Compared to the prior period, Specialty Products and Solutions third quarter 2026 segment Adjusted EBITDA was positively impacted by expanded margins, as commercial pricing actions held amid volatile crude oil prices that ended the quarter higher, building on margin gains achieved the prior period. Commodity margins strengthened further during the quarter, as benchmark crack spreads remained at historically high levels on conflict-related supply disruptions and tight global refined product inventories.
Montana/Renewables segment Adjusted EBITDA was $85.4 million in the third quarter 2026 versus loss of $5.8 million in the third quarter 2025. Montana/Renewables segment Adjusted EBITDA with Tax Attributes was $110.6 million in the third quarter 2026 compared to $17.1 million in the prior period. Compared to the prior year, Montana/Renewables segment Adjusted EBITDA with Tax Attributes primarily reflected favorable sales pricing, driven by diesel market pricing and the EPA's SET-2 Renewable Volume Obligation ("RVO"), partly offset by higher material costs and operating expenses. These market conditions supported renewable fuel margins during the period and increased market confidence in industry fundamentals. The above results were further improved by gains in legacy fuel margins partially offset by weaker asphalt margins resulting from the lag in asphalt price increases following a period of elevated crude oil costs.
Performance Brands segment Adjusted EBITDA was $9.1 million in the third quarter 2026 versus $13.2 million in the third quarter 2025. Results included $7.0 million of business interruption insurance proceeds recognized during the quarter. The decline was driven by margin compression, as elevated input costs for Group III base oils and synthetic feedstocks continued to outpace realized price increases. This segment continues to execute targeted pricing initiatives aimed at offsetting sustained input cost pressures and improving margins.
Liquidity Update
As of September 30, 2026, we had total liquidity of $781.8 million comprised of $225.2 million of unrestricted cash, $34.6 million of restricted cash and $522.0 million of availability under our credit facility. As of September 30, 2026, our revolving credit facility had a $579.3 million borrowing base, $57.3 million in outstanding standby letters of credit and no outstanding borrowings. We believe we will continue to have sufficient liquidity from cash on hand, projected cash flow from operations, borrowing capacity and other means by which to meet our financial commitments, debt service obligations, contingencies, and anticipated capital expenditures for at least the next 12 months. Refer to Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information.
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

During the third quarter 2026, we recorded a total benefit of $185.6 million for RINs in cost of sales in the unaudited condensed statements of operations, as compared to a total benefit of $333.3 million for RINs in the third quarter 2025. The benefit recorded in each period included the impact of the SRE exemptions issued by EPA in each respective period, partially offset by the incurrence of RIN obligations during each respective period. Our gross RINs Obligation, which includes RINs that are required to be secured through either our own blending or through the purchase of RINs in the open market, is spread across four compliance categories (D3, D4, D5 and D6). The gross RINs obligations may be satisfied by our own renewables blending, RIN purchases, or receipt of small refinery exemptions.
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

Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025
Production Volume. The following table sets forth information about our continuing operations after giving effect to the elimination of all intercompany activity. Facility production volume differs from sales volume due to changes in inventories and the sale of purchased blendstocks such as ethanol and specialty blendstocks, as well as the resale of crude oil.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(In bpd)			(In bpd)
Total sales volume (1)	90,759	91,605	(0.9)%	88,517	88,662	(0.2)%
Facility production:
Specialty Products and Solutions:
Lubricating oils	12,506	11,803	6.0%	12,719	11,705	8.7%
Solvents	8,261	8,120	1.7%	7,720	7,876	(2.0)%
Waxes	1,600	1,650	(3.0)%	1,526	1,374	11.1%
Fuels, asphalt and other by-products	39,861	43,130	(7.6)%	38,310	37,382	2.5%
Total Specialty Products and Solutions	62,228	64,703	(3.8)%	60,275	58,337	3.3%
Montana/Renewables
Fuels, asphalt and other by-products	13,243	11,195	18.3%	11,888	10,690	11.2%
Renewable fuels	10,888	11,187	(2.7)%	8,595	11,059	(22.3)%
Total Montana/Renewables	24,131	22,382	7.8%	20,483	21,749	(5.8)%

Performance Brands	1,924	1,583	21.5%	1,938	1,621	19.6%

Total facility production	88,283	88,668	(0.4)%	82,696	81,707	1.2%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Sales	$1,682.9	$1,078.0	$4,157.7	$3,098.5
Cost of sales	1,139.7	704.3	3,683.6	2,849.8
Gross profit	543.2	373.7	474.1	248.7
Operating costs and expenses:
Selling	13.3	10.9	39.1	35.4
General and administrative	70.1	31.4	175.5	84.6
(Gain) loss on sale of business	—	6.4	—	(55.8)
Other operating (income) expense	6.1	2.1	17.0	11.3
Operating income	453.7	322.9	242.5	173.2
Other income (expense):
Interest expense	(50.8)	(53.6)	(153.9)	(165.0)
Debt extinguishment costs	(6.0)	0.5	(7.6)	(47.2)
Gain (loss) on derivative instruments	(153.2)	(1.5)	(294.6)	(4.4)
Other income (expense)	1.6	3.7	4.0	6.1
Total other expense	(208.4)	(50.9)	(452.1)	(210.5)
Net income (loss) before income taxes	245.3	272.0	(209.6)	(37.3)
Income tax (benefit) expense	(28.0)	(41.4)	(70.0)	(40.8)
Net income (loss)	$273.3	$313.4	$(139.6)	$3.5
EBITDA	$332.6	$365.2	$48.6	$241.1
Adjusted EBITDA	$322.0	$69.6	$508.9	$162.8
Adjusted EBITDA with Tax Attributes	$347.2	$92.5	$572.6	$224.0
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Reconciliation of Net income (loss) to EBITDA, Adjusted EBITDA, and Adjusted EBITDA with Tax Attributes
Net income (loss)	$273.3	$313.4	$(139.6)	$3.5
Add:
Interest expense	50.8	53.6	153.9	165.0
Depreciation and amortization	36.5	39.6	104.3	113.4
Income tax (benefit) expense	(28.0)	(41.4)	(70.0)	(40.8)
EBITDA	$332.6	$365.2	$48.6	$241.1
Add:
LCM / LIFO (gain) loss	$(7.6)	$5.1	$(29.4)	$3.1
Unrealized (gain) loss on derivative instruments	113.8	(2.0)	207.5	(9.1)
Debt extinguishment costs	6.0	(0.5)	7.6	47.2
Amortization of turnaround costs	8.7	11.1	27.9	31.9
Loss on impairment and disposal of assets	0.1	—	0.1	—
(Gain) loss on sale of business	—	6.4	—	(55.8)
RINs incurrence (gain) expense	(106.8)	(303.1)	(27.5)	(257.4)
RINs mark-to-market (gain) loss	(69.9)	(20.8)	161.6	145.1
Equity-based compensation and other items (1)	51.6	9.5	116.0	6.1
Other	0.3	(5.3)	1.0	2.1
Noncontrolling interest adjustments (3)	(6.8)	4.0	(4.5)	8.5
Adjusted EBITDA	$322.0	$69.6	$508.9	$162.8
Tax attributes (2)	25.2	22.9	63.7	61.2
Adjusted EBITDA with Tax Attributes	$347.2	$92.5	$572.6	$224.0
____________________________
(1)For the three months ended September 30, 2026 and 2025, equity-based compensation and other includes $38.0 million and $5.9 million of non-cash equity based compensation expense, respectively, and $13.7 million and $3.5 million of expenses related to the supply and offtake agreement, respectively. For the nine months ended September 30, 2026 and 2025, equity-based compensation and other includes $83.4 million and $(7.4) million of non-cash equity based compensation expense (benefit), respectively, and $32.6 million and $13.5 million of expenses related to the supply and offtake agreement, respectively.
(2)Tax attribute amounts reflect 100% of the notional value of CFPCs generated for each respective period presented less any discounts on the sale of CFPCs. The CFPCs can be realized by applying the credits to the Company’s federal income tax liability or sold in a secondary market at a discounted rate.

(3)    Noncontrolling interest adjustments reflect the portion of net income (loss) and Adjusted EBITDA add-back items attributable to the noncontrolling interest in MRHL, allocated based on the noncontrolling interest's proportionate ownership percentage. These adjustments are included to present Adjusted EBITDA on a basis attributable solely to Calumet, Inc.

The following table presents a reconciliation of Montana/Renewables Segment Net income (loss), our most directly comparable GAAP financial performance measure to Montana/Renewables Segment Adjusted EBITDA and Montana/Renewables Segment Adjusted EBITDA with Tax Attributes for each of the periods indicated unaudited (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Reconciliation of Montana/Renewables Segment Net income (loss) to Segment Adjusted EBITDA, and Segment Adjusted EBITDA with Tax Attributes
Net income (loss)	$109.1	$103.7	$31.3	$(124.6)
Add:
Depreciation and amortization	$25.1	$27.9	$73.1	$84.0
LCM / LIFO (gain) loss	(0.1)	2.0	(10.6)	(5.0)
Interest expense	14.9	15.4	43.6	48.8
Unrealized (gain) loss on derivative instruments	—	—	—	—
Debt extinguishment costs	0.8	(0.1)	0.8	47.5
Loss on impairment and disposal of assets	—	—	—	—
(Gain) loss on sale of business	—	—	—	—
RINs incurrence (gain) expense	(17.9)	(110.2)	(3.2)	(98.8)
RINs mark-to-market (gain) loss	(11.3)	(4.1)	25.4	45.7
Equity-based compensation and other items	—	—	—	5.6
Other	0.2	(4.3)	0.9	3.9
Income tax (benefit) expense	(28.6)	(40.1)	(73.1)	(40.1)
Noncontrolling interest adjustments (2)	(6.8)	4.0	(4.5)	8.5
Adjusted EBITDA	$85.4	$(5.8)	$83.7	$(24.5)
Tax attributes (1)	25.2	22.9	63.7	61.2
Adjusted EBITDA with Tax Attributes	$110.6	$17.1	$147.4	$36.7
____________________________
(1)Tax attribute amounts reflect 100% of the notional value of CFPCs generated for each respective period presented less any discounts on the sale of CFPCs. The CFPCs can be realized by applying the credits to the Company’s federal income tax liability or sold in a secondary market at a discounted rate.
(2)Noncontrolling interest adjustments reflect the portion of net income (loss) and Adjusted EBITDA add-back items attributable to the noncontrolling interest in MRHL, allocated based on the noncontrolling interest's proportionate ownership percentage. These adjustments are included to present Adjusted EBITDA on a basis attributable solely to Calumet, Inc.

Changes in Results of Operations for the Three Months Ended September 30, 2026 and 2025
Sales. Sales increased $604.9 million, or 56.1%, to $1,682.9 million in the three months ended September 30, 2026, from $1,078.0 million in the same period in 2025. Sales for each of our principal product categories in these periods were as follows:

	Three Months Ended September 30,
	2026	2025	% Change
	(In millions, except barrel and per barrel data)
Sales by segment:
Specialty Products and Solutions:
Lubricating Oils	$307.2	$183.5	67.4%
Solvents	156.0	97.7	59.7%
Waxes	50.0	37.0	35.1%
Fuels, asphalt and other by-products (1)	558.0	360.9	54.6%
Total Specialty Products and Solutions:	$1,071.2	$679.1	57.7%
Total Specialty Products and Solutions sales volume (in barrels)	5,902,568	5,992,000	(1.5)%
Average Specialty Products and Solutions sales price per barrel	$181.48	$113.33	60.1%
Montana/Renewables:
Fuels, asphalt and other by-products (2)	$193.5	$114.8	68.6%
Renewable fuels	325.4	204.4	59.2%
Total Montana/Renewables	$518.9	$319.2	62.6%
Total Montana/Renewables sales volume (in barrels)	2,284,310	2,287,000	(0.1)%
Average Montana/Renewables sales price per barrel	$227.16	$139.57	62.8%
Performance Brands:
Total Performance Brands (3)	$92.8	$79.7	16.4%
Total Performance Brands sales volume (in barrels)	162,944	149,000	9.4%
Average Performance Brands sales price per barrel	$569.52	$534.90	6.5%

Total sales	$1,682.9	$1,078.0	56.1%
Total sales volume (in barrels)	8,349,822	8,428,000	(0.9)%
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

The components of the $392.1 million increase in Specialty Products and Solutions segment sales for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, were as follows (in millions):

Dollar Change
Volume	$(10.1)
Price	402.2
Total Specialty Products and Solutions segment sales increase (decrease)	$392.1
Specialty Products and Solutions segment sales increased period over period, driven primarily by higher sales prices in response to rising commodity prices, while sales volumes remained relatively consistent with the prior-year period.
The components of the $199.7 million increase in Montana/Renewables segment sales for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, were as follows (in millions):

Dollar Change
Volume	$(0.4)
Price	200.1
Total Montana/Renewables segment sales increase (decrease)	$199.7
Montana/Renewables segment sales increased during the current year period as a result of significant sales price increases in response to increased commodity prices, while sales volumes remained relatively consistent with the prior-year period.
The components of the $13.1 million increase in Performance Brands segment sales for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, were as follows (in millions):

Dollar Change
Volume	$7.4
Price	5.7
Total Performance Brands segment sales increase (decrease)	$13.1
Performance Brands segment sales increased period over period, driven by strong sales volumes and improved pricing, reflecting continued customer demand and the impact of pricing actions implemented to offset elevated input costs.

Gross Profit. Gross profit increased $169.5 million to gross profit of $543.2 million in the three months ended September 30, 2026, from gross profit of $373.7 million in the same period in 2025. Gross profit for our business segments were as follows:

	Three Months Ended September 30,
	2026	2025
	(In millions, except barrel and per barrel data)
Gross profit by segment:
Specialty Products and Solutions:
Gross profit	$420.1	$276.3
Percentage of sales	39.2%	40.7%
Specialty Products and Solutions gross profit per barrel	$71.18	$46.11
Montana/Renewables:
Gross profit	$105.9	$78.9
Percentage of sales	20.4%	24.7%
Montana/Renewables gross profit per barrel	$46.38	$34.50
Performance Brands:
Gross profit	$17.2	$18.5
Percentage of sales	18.5%	23.2%
Performance Brands gross profit per barrel	$105.33	$124.16

Total gross profit	$543.2	$373.7
Percentage of sales	32.3%	34.7%
The components of the $143.8 million increase in Specialty Products and Solutions segment gross profit for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, were as follows (in millions):

Dollar Change
Three months ended September 30, 2025 reported gross profit	$276.3
Sales price	402.2
Cost of materials	(193.0)
LCM / LIFO inventory adjustments	9.2
Volumes	(2.4)
Operating costs (excl. RINs)	(9.3)
RINs	(62.9)
Three months ended September 30, 2026 reported gross profit	$420.1
The increase in Specialty Products and Solutions segment gross profit for the three months ended September 30, 2026 as compared to the same period in 2025, was favorably impacted by higher sales prices in response to higher commodity prices. This increase was partially offset by higher cost of materials due to rising commodity prices and the unfavorable RIN impact due to the outsized SRE-related RIN liability relief recognized in the prior-year period, during which the Company received multi-year relief spanning several compliance periods in the third quarter of 2025, compared to relief limited to the 2025 compliance year in the current period.

The components of the $27.0 million increase in Montana/Renewables segment gross profit for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, were as follows (in millions):

Dollar Change
Three months ended September 30, 2025 reported gross profit	$78.9
Sales price	200.1
Cost of materials	(88.6)
LCM / LIFO inventory adjustments	2.1
Volumes	—
Operating costs (excl. RINs)	(1.8)
RINs	(84.8)
Three months ended September 30, 2026 reported gross profit	$105.9
The increase in Montana/Renewables segment gross profit for the three months ended September 30, 2026, as compared to the prior period, was driven by favorable sales pricing, which was offset by the impact of higher material costs and RINs. The unfavorable RIN impact is due to the outsized SRE-related RIN liability relief recognized in the prior-year period, during which the Company received multi-year relief spanning several compliance periods in the third quarter of 2025, compared to relief limited to the 2025 compliance year in the current period.
The components of the $1.3 million decrease in Performance Brands segment gross profit for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, were as follows (in millions):

Dollar Change
Three months ended September 30, 2025 reported gross profit	$18.5
Sales price	5.7
Cost of materials	(16.5)
LCM / LIFO inventory adjustments	1.5
Volumes	2.5
Operating costs	5.5
Three months ended September 30, 2026 reported gross profit	$17.2
Performance Brands segment gross profit for the three months ended September 30, 2026, as compared to the prior period, decreased primarily due to higher cost of material as elevated input prices continue to pressure margins. These impacts were partially offset by higher sales prices, increased sales volumes and lower operating costs. The favorable operating costs impact included $7.0 million of proceeds for a business interruption insurance claim that was recognized during the current quarter. The segment continues to implement pricing actions to mitigate ongoing input cost inflation, although the timing of price realization relative to changes in feedstock costs continues to impact margins.
General and administrative. General and administrative expenses increased $38.7 million, to $70.1 million in the three months ended September 30, 2026 from $31.4 million in the same period in 2025. The increase was driven by $32.1 million of non-cash stock-based compensation expense resulting from the mark-to-market remeasurement of the Company's liability-classified equity awards, which are remeasured each period based on changes in the Company's stock price. The Company's stock price increased from $36.02 per share as of June 30, 2026 to $52.38 per share as of September 30, 2026, driving the increase in the non-cash compensation liability. This impact was coupled with an increase of $3.3 million in professional services fees in the current year period.
Loss on Derivative Instruments. There was a $153.2 million loss on derivative instruments in the three months ended September 30, 2026, compared to a $1.5 million loss in the same period in 2025. This is due to an increase in our realized derivative loss of $35.9 million and an increase in our unrealized derivative loss of $115.8 million between the comparative periods. The realized loss is the result of $25.7 million of crack spread swap settlements during the quarter as commodity prices and crack spreads improved significantly. The unrealized loss is the result of higher commodity prices and crack spreads in the current period.

Income Tax Expense (Benefit). There was a $28.0 million income tax benefit in the three months ended September 30, 2026, compared to a $41.4 million income tax benefit in the same period in 2025. The income tax benefit in both the current year period and the prior year period were related to the generation and related sales activity of CFPCs in our Montana/Renewables segment.
Changes in Results of Operations for the Nine Months Ended September 30, 2026 and 2025
Sales. Sales increased $1,059.2 million, or 34.2%, to $4,157.7 million in the nine months ended September 30, 2026, from $3,098.5 million in the same period in 2025. Sales for each of our principal product categories in these periods were as follows:

	Nine Months Ended September 30,
	2026	2025	% Change
	(In millions, except barrel and per barrel data)
Sales by segment:
Specialty Products and Solutions:
Lubricating Oils	$780.1	$576.0	35.4%
Solvents	417.1	303.9	37.2%
Waxes	130.6	115.4	13.2%
Fuels, asphalt and other by-products (1)	1,460.9	961.8	51.9%
Total Specialty Products and Solutions:	$2,788.7	$1,957.1	42.5%
Total Specialty Products and Solutions sales volume (in barrels)	17,837,548	16,838,000	5.9%
Average Specialty Products and Solutions sales price per barrel	$156.34	$116.23	34.5%
Montana/Renewables:
Fuels, asphalt and other by-products (2)	$432.9	$320.1	35.2%
Renewable fuels	650.8	578.8	12.4%
Total Montana/Renewables	$1,083.7	$898.9	20.6%
Total Montana/Renewables sales volume (in barrels)	5,800,174	6,905,000	(16.0)%
Average Montana/Renewables sales price per barrel	$186.84	$130.18	43.5%
Performance Brands:
Total Performance Brands (3)	$285.3	$242.5	17.6%
Total Performance Brands sales volume (in barrels)	527,312	462,000	14.1%
Average Performance Brands sales price per barrel	$541.08	$524.89	3.1%

Total sales	$4,157.7	$3,098.5	34.2%
Total sales volume (in barrels)	24,165,034	24,205,000	(0.2)%
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

The components of the $831.6 million increase in Specialty Products and Solutions segment sales for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, were as follows (in millions):

Dollar Change
Volume	$116.2
Price	715.4
Total Specialty Products and Solutions segment sales increase (decrease)	$831.6

Specialty Products and Solutions segment sales increased period over period, driven primarily by higher sales prices in response to rising commodity prices. Sales volumes increased compared to the prior year despite the temporary suspension of operations at our Shreveport facility during a portion of the first quarter of 2026. The higher sales volume primarily reflects increased customer demand in the current market environment.
The components of the $184.8 million increase in Montana/Renewables segment sales for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, were as follows (in millions):

Dollar Change
Volume	$(143.9)
Price	328.7
Total Montana/Renewables segment sales increase (decrease)	$184.8

Montana/Renewables segment sales increased during the current year period as a result of improved renewable fuel prices. This was partially offset by a decline in volume driven by a planned outage to support the MaxSAF® expansion project that reduced our renewable fuels production by 22.3% in comparison to the prior year period.
The components of the $42.8 million increase in Performance Brands segment sales for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, were as follows (in millions):

Dollar Change
Volume	$34.4
Price	8.4
Total Performance Brands segment sales increase (decrease)	$42.8

Performance Brands segment sales increased period over period, driven by strong sales volumes, despite the prior year period including contributions from the divested Royal Purple Industrial business.
Gross Profit (Loss). Gross profit (loss) increased $225.4 million to gross profit of $474.1 million in the nine months ended September 30, 2026, from gross profit of $248.7 million in the same period in 2025. Gross profit (loss) for our business segments were as follows:

	Nine Months Ended September 30,
	2026	2025
	(In millions, except barrel and per barrel data)
Gross profit (loss) by segment:
Specialty Products and Solutions:
Gross profit (loss)	$389.1	$227.4
Percentage of sales	14.0%	11.6%
Specialty Products and Solutions gross profit (loss) per barrel	$21.81	$13.51
Montana/Renewables:
Gross profit (loss)	$29.9	$(41.5)
Percentage of sales	2.7%	(4.6)%
Montana/Renewables gross profit (loss) per barrel	$5.14	$(6.01)
Performance Brands:
Gross profit (loss)	$55.1	$62.8
Percentage of sales	19.3%	25.9%
Performance Brands gross profit (loss) per barrel	$104.58	$135.93

Total gross profit (loss)	$474.1	$248.7
Percentage of sales	11.4%	8.0%

The components of the $161.7 million increase in Specialty Products and Solutions segment gross profit (loss) for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, were as follows (in millions):

Dollar Change
Nine months ended September 30, 2025 reported gross profit (loss)	$227.4
Sales price	715.4
Cost of materials	(405.0)
LCM / LIFO inventory adjustments	23.5
Volumes	26.0
Operating costs (excl. RINs)	(21.1)
RINs	(177.1)
Nine months ended September 30, 2026 reported gross profit (loss)	$389.1

The increase in Specialty Products and Solutions segment gross profit (loss) for the nine months ended September 30, 2026 as compared to the same period in 2025, was primarily driven by higher sales prices in response to rising commodity prices, which more than offset increased material costs, as well as higher sales volumes. This improvement was partially offset by an unfavorable RIN impact, reflecting the outsized SRE-related RIN liability relief recognized in the prior-year period, during which the Company received multi-year relief spanning several compliance periods in the third quarter of

2025, compared to relief limited to the 2025 compliance year in the current period as well as and higher operating costs, including increased natural gas costs.

The components of the $71.4 million increase in Montana/Renewables segment gross profit (loss) for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, were as follows (in millions):

Dollar Change
Nine months ended September 30, 2025 reported gross profit (loss)	$(41.5)
Sales price	328.7
Cost of materials	(181.9)
LCM / LIFO inventory adjustments	5.6
Volumes	(13.3)
Operating costs (excl. RINs)	10.0
RINs	(77.7)
Nine months ended September 30, 2026 reported gross profit (loss)	$29.9

The increase in Montana/Renewables segment gross profit (loss) for the nine months ended September 30, 2026 was driven by performance across both businesses within the segment. Montana Renewables improved primarily due to higher renewable fuel sales prices, which more than offset increased renewable feedstock costs. Gross profit was unfavorably impacted by lower renewable fuel sales volumes resulting from a planned outage to complete the MaxSAF® 150 expansion project. Montana specialty asphalts benefited from higher asphalt and conventional fuel sales prices in response to rising commodity prices. This improvement was partially offset by an unfavorable RIN impact on the specialty asphalt business, reflecting the outsized SRE-related RIN liability relief recognized in the prior-year period, during which the Company received multi-year relief spanning several compliance periods in the third quarter of 2025, compared to relief limited to the 2025 compliance year in the current period. Operating costs were favorable period over period, reflecting continued operating cost discipline from efficiency initiatives implemented throughout the prior calendar year.
The components of the $7.7 million decrease in Performance Brands segment gross profit (loss) for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, were as follows (in millions):

Dollar Change
Nine months ended September 30, 2025 reported gross profit (loss)	$62.8
Sales price	8.4
Cost of materials	(36.3)
LCM / LIFO inventory adjustments	3.5
Volumes	12.4
Operating costs	4.3
Nine months ended September 30, 2026 reported gross profit (loss)	$55.1

Performance Brands segment gross profit (loss) for the nine months ended September 30, 2026, as compared to the prior period, decreased $7.7 million. The decrease is primarily driven by higher material costs, particularly Group III base oils and synthetic feedstocks, which continued to outpace realized price increases. These impacts were partially offset by higher sales volumes, reflecting continued strong customer demand, as well as favorable operating costs. Sales volume growth was achieved despite the prior-year period including contributions from the divested Royal Purple Industrial business.
General and administrative. General and administrative expenses increased $90.9 million, to $175.5 million in the nine months ended September 30, 2026 from $84.6 million in the same period in 2025. Consistent with the three-month discussion above, the increase was primarily driven by $90.8 million of non-cash stock-based compensation related to the increase in the Company's stock price.. This impact was partially offset by a $2.6 million decrease in professional services fees.
Gain on sale of business. There was a $55.8 million gain on sale of business in the prior year period for the sale of assets related to the industrial portion of the Royal Purple® business. There was no gain or loss for the sale of a business recorded in the current year period. Refer to Note 2 — “Summary of Significant Accounting Policies” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information related to the sale of assets related to the industrial portion of the Royal Purple® business.
Debt Extinguishment Cost. The $7.6 million expense for debt extinguishment costs in the nine months ended September 30, 2026 was primarily related to the redemption of the outstanding 2026 Notes, 2027 Notes and 2028 Mirror Issuance Notes during the period. The $47.2 million expense for debt extinguishment costs in the nine months ended September 30, 2025 was related to the repurchase of the equipment associated with the MRL Asset Financing Arrangements, repayment of outstanding loans under the MRL Term Loan Credit Agreement and MRL Revolving Credit Agreement and repayment of outstanding obligations under the MRL Supply and Offtake Agreement. Refer to Note 6 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information.
Loss on Derivative Instruments. There was a $294.6 million loss on derivative instruments in the nine months ended September 30, 2026, compared to a $4.4 million loss in the same period in 2025. This is primarily due to an increase in our realized derivative loss of $73.6 million and an increase in our unrealized derivative loss of $216.6 million between the comparative periods. The realized loss is primarily the result of $54.5 million of crack spread swap settlements during the current year period as commodity prices and crack spreads improved significantly. The unrealized loss is the result of higher commodity prices and crack spreads in the current period.
Income Tax Expense (Benefit). There was a $70.0 million income tax benefit in the nine months ended September 30, 2026, compared to a $40.8 million income tax benefit in the same period in 2025. The income tax benefit in both the current year period and the prior year period were related to the generation and sale of CFPCs in our Montana/Renewables segment.
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
The following table summarizes our primary sources and uses of cash in each of the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Net cash provided by (used in) operating activities	$224.6	$(7.6)
Net cash provided by (used in) investing activities	(64.8)	55.8
Net cash provided by (used in) financing activities	(105.1)	80.5
Net increase (decrease) in cash, cash equivalents and restricted cash	$54.7	$128.7
Operating Activities. Operating activities provided cash of $224.6 million during the nine months ended September 30, 2026 compared to using cash of $7.6 million during the same period in 2025. Cash flows from operations reflected the impact of the strong fuel crack spread and specialty products margin environment in the current year. This impact was partially offset by an increase in cash used to meet working capital requirements as our cash flows adjust to the increase in commodity prices.
Investing Activities. Investing activities used cash of $64.8 million during the nine months ended September 30, 2026 compared to providing cash of $55.8 million during the same period in 2025. The change is related to the net proceeds received for the sale of the Royal Purple Industrial business in the prior year period. Cash expenditures for additions to property, plant and equipment in the current period were higher than the prior period, primarily due to the MaxSAF® expansion related projects.
Financing Activities. Financing activities used cash of $105.1 million in the nine months ended September 30, 2026 compared to providing cash of $80.5 million during the same period in 2025. The use of cash in the current period is primarily due to the full repayment and extinguishment of the 2026 Notes, 2027 Notes and 2028 Mirror Issuance Notes and payments on the revolving credit agreement which has no outstanding borrowings as of September 30, 2026. This reduction in debt was partially offset by the issuance of the 2031 Notes and borrowings under the DOE Loan of $34.0 million in connection with the closing of the First Amendment to the DOE Loan. Cash provided by financing activities in the prior period primarily consisted of borrowings we received from the DOE Loan and 2028 Mirror Issuance Notes, offset by the payments we made to repay outstanding borrowings under the revolving credit agreement, repurchase the equipment associated with the MRL Asset Financing Arrangements, repay the outstanding loans under the MRL Term Loan Credit Agreement and MRL Revolving Credit Agreement, repay the outstanding obligations under the MRL Supply and Offtake Agreement, and partially redeem the 2026 Notes.
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

The following table sets forth our capital improvement expenditures, replacement capital expenditures, environmental capital expenditures and turnaround capital expenditures in each of the periods shown, including capitalized interest (in millions):

	Nine Months Ended September 30,
	2026	2025
Capital improvement expenditures	$30.4	$7.9
Replacement capital expenditures	32.4	29.8
Environmental capital expenditures	0.5	1.9
Additions to property, plant, and equipment	63.3	39.6
Turnaround capital expenditures	27.0	23.3
Total	$90.3	$62.9
2026 Capital Spending Forecast
We are forecasting total capital expenditures of approximately $130.0 million to $160.0 million in 2026. Our forecasted capital expenditures are primarily related to maintenance and reliability projects and capital expenditures associated with MaxSAF®. We anticipate that capital expenditure requirements for the MaxSAF® project will be funded by MRL, an unrestricted subsidiary of the Company, through cash flows from operations, cash on hand and borrowings under the DOE Loan. We anticipate that capital expenditure requirements for our restricted subsidiaries group will be provided primarily through cash flows from operations, cash on hand, and by available borrowings under our revolving credit facility. If future capital expenditures require amounts in excess of our then-current cash flow from operations and borrowing availability under our revolving credit facility, we may be required to issue debt or equity securities in public or private offerings or incur additional borrowings under bank credit facilities to meet those costs.
Debt and Credit Facilities
As of September 30, 2026, our primary debt and credit instruments consisted of the following:
•$600.0 million senior secured revolving credit facility maturing in January 2031, subject to borrowing base limitations, with a maximum letter of credit sub-limit equal to $200.0 million, which amount may be increased to 90% of revolver commitments in effect with the consent of the Agent (as defined in the Credit Agreement) (“revolving credit facility”);
•$555.0 million of 9.75% Senior Notes due 2031 (“2031 Notes”);
•$200.0 million of 9.25% Senior Secured First Lien Notes due 2029 (“2029 Secured Notes”);
•$325.0 million of 9.75% Senior Notes due 2028 (“2028 Notes”);
•$879.6 million of borrowings under our DOE Loan;
•$108.6 million of financing through our Shreveport terminal asset financing arrangement; and
•$136.8 million of financing through our Montana refinery asset financing arrangement.
We were in compliance with all covenants under the debt instruments in place as of September 30, 2026 and believe we have adequate liquidity to conduct our business.
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
On September 11, 2026, the Company entered into the Eleventh Amendment to the Third Amended and Restated Credit Agreement (the "Eleventh Amendment"). The Eleventh Amendment amended the Third Amended and Restated

Credit Agreement, dated as of February 23, 2018 (the “Credit Agreement”), by and among Calumet GP, LLC, Calumet Specialty Products Partners, L.P. (the “Partnership”), certain subsidiaries of the Company party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent. Among other changes, the Eleventh Amendment modified the Credit Agreement to provide for an increase in commitments from $500.0 million to $600.0 million, subject to borrowing base limitations.

See Note 6 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information related to the Company's Credit Agreement.

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
The borrowing base on our credit facility increased from approximately $448.8 million as of September 30, 2025, to approximately $579.3 million at September 30, 2026. Our borrowing availability increased from approximately $209.8 million at September 30, 2025, to approximately $522.0 million at September 30, 2026. Total liquidity, consisting of unrestricted cash, restricted cash and available funds under our credit facility, increased from $384.4 million at September 30, 2025 to $781.8 million at September 30, 2026.
Inventory Financing
Refer to Note 5 — “Inventory Financing Agreements” in Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” for additional information regarding our Supply and Offtake Agreement.
Short-Term Liquidity
As of September 30, 2026, our principal sources of short-term liquidity were (i) $522.0 million of availability under our credit facility, (ii) an inventory financing agreement related to our Shreveport facility, (iii) $225.2 million of unrestricted cash on hand, and (iv) $34.6 million of restricted cash. Borrowings under our revolving credit facility can be used for, among other things, working capital, capital expenditures and other lawful partnership purposes including acquisitions. For additional information regarding our revolving credit facility, see Note 6 — “Long-Term Debt” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report.
Long-Term Financing
In addition to our principal sources of short-term liquidity listed above, subject to market conditions, we may meet our cash requirements through the issuance of long-term notes or additional common shares.
From time to time, we issue long-term debt securities referred to as our senior notes. Our outstanding senior notes are unsecured obligations that rank equally with all of our other senior debt obligations to the extent they are unsecured. As of September 30, 2026, we had $325.0 million in 2028 Notes, $200.0 million in 2029 Secured Notes, and $555.0 million in 2031 Notes outstanding. In addition, as of September 30, 2026, we had $879.6 million of debt outstanding for the DOE Loan, $108.6 million of other debt outstanding for the Shreveport terminal asset financing arrangement and $136.8 million of other debt outstanding for the Montana refinery asset financing arrangement. Borrowings under the DOE Loan are obligations of our unrestricted subsidiaries MRL and MRHL solely, and are non-recourse to the Company and its restricted subsidiaries.
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
Interest Rate Risk
Our exposure to interest rate changes on fixed and variable rate debt is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. The following table provides information about the fair value of our fixed and variable rate debt obligations as of September 30, 2026 and December 31, 2025, which we disclose in Note 6 — “Long-Term Debt” and Note 8 — “Fair Value Measurements” under Part I, Item 1 “Financial Statements — Notes to Unaudited Condensed Consolidated Financial Statements.”

	September 30, 2026		December 31, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
2026 Notes, 2027 Notes, 2028 Notes, 2028 Mirror Issuance Notes, 2029 Secured Notes and 2031 Notes (1)	$1,122.7	$1,070.8	$1,083.7	$1,065.5
(1) As of September 30, 2026, the carrying value of the Company's Senior Notes included $12.5 million of unamortized debt issuance costs and $3.2 million of unamortized debt premium. As of December 31, 2025. the carrying value of the Company's Senior Notes included $7.2 million of unamortized debt issuance costs and $1.5 million of unamortized debt discounts.
For our variable rate debt, if any, changes in interest rates generally do not impact the fair value of the debt instrument but may impact our future earnings and cash flows. We had a $600.0 million revolving credit facility as of September 30, 2026, with borrowings for the revolving credit facility bearing interest at the prime rate or SOFR, at our option, plus the applicable margin. We had no outstanding variable rate debt as of September 30, 2026 and $94.6 million of outstanding variable rate debt as of December 31, 2025. Holding other variables constant (such as debt levels), a 100 basis point change in interest rates on our variable rate debt as of September 30, 2026, would be expected to have no impact on Net income (loss).
Foreign Currency Risk
We have minimal exposure to foreign currency risk and as such the cost of hedging this risk is viewed to be in excess of the benefit of further reductions in our exposure to foreign currency exchange rate fluctuations.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Third Amended and Restated Limited Liability Company Agreement of MRHL

On November 4, 2026, the Company and certain of its subsidiaries completed a recapitalization of MRHL (the “Transaction”) pursuant to which, among other things: (i) the 12,500,000 preferred units of MRHL held by Warburg Pincus, were exchanged for 12,500,000 newly issued preferred units of MRHL (the “Preferred Units”), and the previously outstanding preferred units were cancelled, (ii) MRHL issued to Warburg Pincus a warrant (the “WP Warrant”) representing the right to acquire up to 8.0% of the common units of MRHL (calculated on a fully diluted basis after giving effect to the Transaction), at an exercise price based on a $750 million common equity value of MRHL, (iii) in connection with the issuance of the WP Warrant, Warburg Pincus relinquished its 13.17% equity ownership interest in MRHL and (iv) the members of MRHL entered into the Third Amended and Restated Limited Liability Company Agreement of MRHL (the “Third A&R LLC Agreement”), which amended and restated the existing limited liability company agreement of MRHL in its entirety and, among other things, established the rights, preferences and privileges of the Preferred Units and the WP Warrant, including with respect to payments under a long-term intercompany lease between MRL and Calumet Montana Refining, LLC, a restricted subsidiary, related to certain assets supporting the MaxSAF® expansion.

The Preferred Units rank (i) junior to an 11.0% intercompany promissory note of approximately $124.2 million owed by MRL as of August 28, 2026, (ii) pari passu with an 11.0% CLMT Unit of MRHL (the “CLMT Unit”) of $97.5 million as of August 28, 2026 (subject to certain exceptions) and (iii) senior to an 11.0% Subordinated A/P Unit of MRHL (the “Subordinated A/P Unit”) of approximately $168.9 million as of August 28, 2026 and the common units of MRHL with respect to distributions and liquidation, and are entitled to a preferred return based on an internal rate of return of 11.5% (increased from 8.0%), subject to upward adjustment based on the passage of time. The Company continues to indirectly own all of the issued and outstanding common units of MRHL.

The Third A&R LLC Agreement establishes a distribution waterfall among the holders of the units of MRHL and contains governance, transfer restrictions, and liquidity provisions customary for an agreement of this nature, including the right of Warburg Pincus to appoint one member of the Board of Managers of MRHL and to designate a Board observer, the right of Warburg Pincus to cause MRHL to initiate a change of control transaction or an initial public offering if the

Preferred Units remain outstanding after December 1, 2030 (extended from August 5, 2027), or December 1, 2031 under certain exceptions, and tag-along and drag-along rights.

No cash was contributed by Warburg Pincus in connection with the transaction. The Preferred Units, the WP Warrant, the CLMT Unit and the Subordinated A/P Unit were issued by MRHL in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

The foregoing description of the Third A&R LLC Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Third A&R LLC Agreement, a copy of which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Trading Plans
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

10.1
First Amendment to Loan Guarantee Agreement, dated as of August 28, 2026, by and between Montana Renewables, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 1, 2026).

10.2
Eleventh Amendment to Third Amended and Restated Credit Agreement, dated as of September 11, 2026, by and among Calumet, Inc., Bank of America, N.A. and the other parties signatory thereto. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 15, 2026).

10.3
Fourth Amendment to the Monetization Master Agreement, dated as of September 11, 2026, by and among Calumet, Inc., J. Aron & Company LLC and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 15, 2026).

10.4*	Third Amended and Restated Limited Liability Company Agreement of Montana Renewables Holdings LLC, dated as of November 4, 2026.

31.1*	Sarbanes-Oxley Section 302 certification of Todd Borgmann.

31.2*	Sarbanes-Oxley Section 302 certification of David Lunin.

32.1**	Section 1350 certification of Todd Borgmann and David Lunin.

100.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachments)

____________________________
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALUMET, INC.

Date: November 6, 2026	By:	/s/ David Lunin
David Lunin
Executive Vice President and Chief Financial Officer
(Authorized Person and Principal Financial Officer)